Form 10-Q
period 1995-06-30
TIDELANDS ROYALTY TRUST B
filed 1995-08-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

[ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from _________ to _________.
                        Commission file number 0-8677

                         TIDELANDS ROYALTY TRUST "B"
            (Exact name of registrant as specified in its charter)

                 TEXAS                                           75-6007863
      (State or other jurisdiction                            (I.R.S. Employer
     of incorporation organization                          Identification No.)

      NationsBank of Texas, N.A.                                 75283-1402
     P.O. Box 831402, Dallas, Texas                              (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code (214) 508-1796
                                     NONE
             (Former name, former address and former fiscal year
                        if changed since last report)

                             ____________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                               -----         -----

         Indicate number of units of beneficial interest outstanding as of the last practicable date.

Title of Each Class of Units             Number of Units of Beneficial Interest
   of Beneficial Interest                             June 30, 1995
 ---------------------------                   ---------------------------
Units of Beneficial Interest                            1,386,375

================================================================================

Part I.  Financial Information

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                     ASSETS

                                                                          June 30,           December 31,
                                                                            1995                 1994
                                                                       ---------------      ---------------
Current Assets:

   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .         $  1,699,677         $  1,758,143
   Oil and gas royalties receivable . . . . . . . . . . . . . . .              109,145              151,460
   Federal income taxes refundable  . . . . . . . . . . . . . . .                2,126
                                                                       ---------------      ---------------
                     Total current assets   . . . . . . . . . . .         $  1,810,948         $  1,909,603
                                                                       ---------------      ---------------


Oil, gas and other mineral properties . . . . . . . . . . . . . .                    2                    2
                                                                       ---------------      ---------------
                                                                          $  1,810,950         $  1,909,605
                                                                       ===============      ===============


                                        LIABILITIES AND TRUST EQUITY
Current Liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         $    983,357         $    987,325
   Income distributable to unitholders                                         255,575              235,022

   Federal income taxes payable . . . . . . . . . . . . . . . . .               --                    3,993
                                                                       ---------------      ---------------

        Total current liabilities . . . . . . . . . . . . . . . .         $  1,238,932         $  1,226,340
                                                                       ---------------      ---------------

Trust Equity:
   Corpus -- authorized 1,386,525 units of

      beneficial interest, issued 1,386,375
         units at nominal value . . . . . . . . . . . . . . . . .         $          2         $          2
   Undistributed income . . . . . . . . . . . . . . . . . . . . .              572,016              683,263
                                                                       ---------------      ---------------
                                                                               572,018              683,265
                                                                       ---------------      ---------------


        Total trust equity  . . . . . . . . . . . . . . . . . . .         $  1,810,950         $  1,909,605
                                                                       ===============      ===============

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                     Three Months                       Six Months
                                            -------------------------------   -------------------------------
                                                 1995             1994             1995             1994
                                            --------------   --------------   --------------   --------------
 Income:
    Oil and gas royalties  . . . . . . .    $      156,819   $      502,875   $      418,145   $      992,989
    Interest and other . . . . . . . . .            20,880           12,515           40,243           22,481
                                            --------------   --------------   --------------   --------------
                                            $      177,699   $      515,390   $      458,388   $    1,015,470
                                            --------------   --------------   --------------   --------------
 Expenses:
    Production and other taxes . . . . .                 0                0              620              620
    General and administrative . . . . .            27,977           32,451           49,778           61,941
                                            --------------   --------------   --------------   --------------
         Total Expenses  . . . . . . . .            27,977           32,451           50,398           62,561
                                            --------------   --------------   --------------   --------------

    Income before Federal
      income taxes . . . . . . . . . . .           149,722          482,939          407,990          952,909
    Federal income taxes of
      subsidiary . . . . . . . . . . . .             3,652            3,900            7,652            5,875
                                            --------------   --------------   --------------   --------------
         Net income  . . . . . . . . . .    $      146,070   $      479,039   $      400,338   $      947,034
                                            ==============   ==============   ==============   ==============


 Net income per unit . . . . . . . . . .             $0.11            $0.35            $0.29            $0.68
                                            ==============   ==============   ==============   ==============

 Distributions per unit  . . . . . . . .             $0.18            $0.25            $0.37            $1.09
                                            ==============   ==============   ==============   ==============

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                                   1995             1994
                                                                              --------------   --------------
 Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      400,338   $      947,034

 Adjustments to reconcile net income to net cash provided by operating activities:

    Decrease (increase) in accounts receivable . . . . . . . . . . . . . .            42,315        (176,755)
    Decrease (increase) in Federal income taxes  . . . . . . . . . . . . .           (2,126)           13,868
    Increase (decrease) in accounts payable  . . . . . . . . . . . . . . .           (3,968)        (101,473)
    Increase (decrease) in Federal taxes payable . . . . . . . . . . . . .           (3,993)
                                                                              --------------   --------------
         Net cash provided by operating activities . . . . . . . . . . . .           432,566          682,674
                                                                              --------------   --------------

 Cash flows used in financing activities:
    Distributions to unitholders . . . . . . . . . . . . . . . . . . . . .         (491,032)      (2,605,592)
         Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . . . . . .          (58,466)      (1,922,918)

 Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         1,758,143        3,758,353
                                                                              --------------   --------------
 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .    $    1,699,677   $    1,835,435
                                                                              ==============   ==============

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

Accounting Policies

         The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended December 31, 1994. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

Undistributed Income

         Undistributed income as of June 30, 1995 consisted of $70,417 applicable to the Trust and $501,599 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

Accounts Payable

         Accounts payable of $556,942 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $346,268 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - Liquidity and Capital Resources

         The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture (and the charter and by-laws of its subsidiary) expressly prohibit the operation of any kind of trade or business. All royalties received, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

Review and Outlook

         Net income for the three months ended June 30, 1995, was $.11 per unit, down from the $.35 realized in the comparable period last year. For the six-month period ended June 30, 1995, net income was $.29 per unit, down from the $.68 realized in the comparable period in 1994 (a 57% decline). This is the result of lower prices for natural gas and reduced sales volumes, each of which is primarily due to lower demand for natural gas in the 1995 period.

         No drilling operations were reported during the current six-month period and no new drilling locations were announced.

         A Federal lease sale was held in May, 1995. Neither Chevron nor Elf acquired a lease in the area covered by the Trust's interest in the sale. However, 50,000 acres were leased in the contract area by parties who are not subject to the Trust's interest.

Results of Operations - Three Months Ended June 30, 1995

         Royalties from the sale of natural gas accounted for approximately 95% of income from oil and gas royalties in the 1994 period, but such royalties decreased to approximately 77% of such income in the 1995 period. The decrease was primarily due to lower prices. Income from oil royalties increased slightly in the current period, primarily due to a $3.40 (30%) increase in the average price received for oil.

         Natural gas production declines were expreienced by all leases to which the Trust's interest applies during the current period, indicating that these declines were caused by lower demand for natural gas in the United States.

                 The quanties of oil and gas sold and average values for the three months ended June 30, 1995, and those recorded for the comparable 1994 quarter, are presented in the following table:

OIL                                                              1995                      1994
---                                                         --------------           ---------------
         Barrels sold . . . . . . . . . . . . . . . . .              2,442                     2,692
                                                            $        14.62           $         11.22

NATURAL GAS
-----------
         Mcf sold . . . . . . . . . . . . . . . . . . .             85,379                   221,018
         Average price  . . . . . . . . . . . . . . . .     $         1.42           $          2.14

Results of Operations - Six Months Ended June 30, 1995

         Royalties from the sale of natural gas accounted for 96% of income from oil and gas royalties in the 1994 period, but such royalties decreased to 88% of such income in the 1995 period. The average price received for natural gas was down $.58 (27%) per mcf in the 1995 period as compared to the 1994 period.

         Income from oil royalties increased slightly in the current period, primarily due to a $4.60 (47%) increase in the average price received for a barrel of oil. This price increase offset the effect of lower production.

         The average price received for oil during the current six-month period was $14.42 per barrel, which was up from the $9.82 per barrel realized in the comparable six-month period in 1994.

         The quanties of oil and gas sold and average values for the six months ended June 30, 1995, and those recorded for the comparable 1994 period, are presented in the following table:

OIL                                                              1995                      1994
---                                                         --------------           ---------------
         Barrels sold . . . . . . . . . . . . . . . . .              3,381                     4,177
         Average price  . . . . . . . . . . . . . . . .     $        14.42           $          9.82
NATURAL GAS
-----------
         Mcf sold . . . . . . . . . . . . . . . . . . .            242,201                   450,723
         Average price  . . . . . . . . . . . . . . . .     $         1.53           $          2.11


Part II.         Other Information

         There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                 EXHIBITS

         Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TIDELANDS ROYALTY TRUST "B"

                               NationsBank of Texas, N.A., Trustee



August 11, 1995                By: /s/ KATHY MCQUISTON
                                   -------------------------------------------
                                   Kathy McQuiston, Assistant Vice President




August 11, 1995                /s/ R. RAY BELL
                               ----------------------------------------------
                               R. Ray Bell, Principal Accounting Officer