Form 10-Q
period 1995-09-30
TIDELANDS ROYALTY TRUST B
filed 1995-11-14
CIK 276077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q
                /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR
                / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                     TEXAS                                       75-6007863
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization                      Identification No.)
          NATIONSBANK OF TEXAS, N.A.                             75283-1402
        P.O. Box 831402, Dallas, Texas                           (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code (214) 508-1796

                                      NONE

              (Former name, former address and former fiscal year
                         if changed since last report)
                             ---------------------
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              Yes  'X'   No

     INDICATE NUMBER OF UNITS OF BENEFICIAL INTEREST OUTSTANDING AS OF THE LAST PRACTICABLE DATE.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           September 30, 1995
----------------------------------------------------------------------------------------------
         UNITS OF BENEFICIAL INTEREST                             1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
Current Assets:
  Cash and cash equivalents........................................    $1,680,531       $1,758,143
  Oil and gas royalties receivable.................................      160,276           151,460
  Federal income taxes refundable..................................          376                --
                                                                     -------------     ------------
          Total current assets.....................................    $1,841,183       $1,909,603
                                                                     -------------     ------------
Oil, gas and other mineral properties..............................            2                 2
                                                                     -------------     ------------
                                                                       $1,841,185       $1,909,605
                                                                      ==========        ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................    $ 985,282        $  987,325
  Income distributable to unitholders..............................      216,839           235,022
  Federal income taxes payable.....................................           --             3,993
                                                                     -------------     ------------
          Total current liabilities................................    $1,202,121       $1,226,340
                                                                     -------------     ------------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 units at nominal value.......................    $       2        $        2
  Undistributed income.............................................      639,062           683,263
                                                                     -------------     ------------
                                                                         639,064           683,265
                                                                     -------------     ------------
          Total trust equity.......................................    $1,841,185       $1,909,605
                                                                      ==========        ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                                    THREE MONTHS                NINE MONTHS
                                                ---------------------     -----------------------
                                                  1995         1994         1995          1994
                                                --------     --------     --------     ----------
Income:
  Oil and gas royalties.......................  $278,542     $290,602     $696,687     $1,283,591
  Interest and other..........................    19,819       15,855       60,062         38,336
                                                --------     --------     --------     ----------
                                                $298,361     $306,457     $756,749     $1,321,927
                                                --------     --------     --------     ----------
Expenses:
  Production and other taxes..................        --           --          620            620
  General and administrative..................     9,478       18,531       59,256         80,472
                                                --------     --------     --------     ----------
          Total expenses......................     9,478       18,531       59,876         81,092
                                                --------     --------     --------     ----------
  Income before Federal income taxes..........   288,883      287,926      696,873      1,240,835
  Federal income taxes of subsidiary..........     5,000        3,225       12,652          9,100
                                                --------     --------     --------     ----------
          Net income..........................  $283,883     $284,701     $684,221     $1,231,735
                                                ========     ========     ========      =========
Net income per unit...........................     $0.20        $0.21        $0.49          $0.89
Distributions per unit........................     $0.16        $0.29        $0.53          $1.38

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                        1995          1994
                                                                      ---------     ---------
Cash flows from operating activities:
  Net income........................................................  $ 684,221     $1,231,735
  Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease (increase) in accounts receivable.....................     (8,816)      (19,152)
     Decrease (increase) in Federal income taxes....................       (376)       14,600
     Increase (decrease) in accounts payable........................     (2,043)     (104,802)
     Increase (decrease) in Federal taxes payable...................     (3,993)
                                                                      ----------    ----------
          Net cash provided by operating activities.................    668,993     1,122,381
                                                                      ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders.......................................................   (746,605)    (2,952,851)
  Net increase (decrease) in cash and cash equivalents..............    (77,612)    (1,830,470)
Cash and cash equivalents at beginning of period....................  1,758,143     3,758,353
                                                                      ----------    ----------
Cash and cash equivalents at end of period..........................  $1,680,531    $1,927,883
                                                                      ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 1995 consisted of $118,187 applicable to the Trust and $520,875 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture (and the charter and by-laws of its subsidiary) expressly prohibit the operation of any kind of trade or business. All royalties received by the Trust, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

GENERAL

     Net income for the three months ended September 30, 1995, was $.20 per unit, down from the $.21 realized in the comparable period last year. For the nine-month period ended September 30, 1995, net income was $.49 per unit, down from the $.89 realized in the comparable period in 1994 (a 45% decline). This is the result of lower prices for natural gas and reduced sales volumes, each of which is primarily due to lower demand for natural gas in the 1995 period.

     Tidelands realizes most of its revenue from royalties on the sale of natural gas. Beginning in the third quarter of 1994 the average price Tidelands received for natural gas dropped to $1.66 per mcf from the $2.14 received in the second quarter of 1994. The volume of gas sold also began to decline in the third quarter of 1994, although prices have remained in the $1.68 to $1.50 range for the last 5 quarters.

     No drilling operations were reported during the current six-month period and no new drilling locations were announced.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1995

     Royalties from the sale of natural gas accounted for approximately 91% of the Trust's income from oil and gas royalties in the 1994 period, but such royalties decreased to approximately 87% of such income in the 1995 period. Income from oil royalties increased slightly in the current period, primarily due to a 52% increase in the volume of oil produced.

     Royalties from the sale of natural gas declined approximately 8% in the current quarter as compared to the comparable quarter in 1994. Volume of natural gas sold declined approximately 7% and the average price received was $1.64 per mcf as compared to $1.66 in the comparable quarter in 1994.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended September 30, 1995, and those recorded for the comparable 1994 quarter, are presented in the following table:

                                                                        1995        1994
                                                                       -------     -------
    OIL
      Barrels sold...................................................    3,224       2,124
      Average Price..................................................   $11.23      $12.92
    NATURAL GAS
      mcf sold.......................................................  147,908     158,734
      Average price..................................................    $1.64       $1.66

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1995

     Royalties from the sale of natural gas accounted for approximately 95% of the Trust's income from oil and gas royalties in the 1994 period, but such royalties decreased to approximately 88% of such income in the 1995 period. The average price received for natural gas was down $.42 (21%) per mcf in the 1995 period as compared to the 1994 period.

     Income from oil royalties increased slightly in the current period, primarily due to a $2.00 (18%) increase in the average price received for a barrel of oil and a 5% increase in the volume of oil produced.

     Royalties from the sale of natural gas decreased approximately 50% in the current nine month period from the amount of royalties received in the comparable period in 1994. The volume of natural gas sold decreased approximately 36% and the average price received decreased approximately 21%.

     The quanties of oil and gas sold and the average prices for oil and gas for the nine months ended September 30, 1995, and those recorded for the comparable 1994 period, are presented in the following table:

                                                                        1995        1994
                                                                       -------     -------
    OIL
      Barrels sold...................................................    6,605       6,301
      Average price..................................................   $12.86      $10.86
    NATURAL GAS
      mcf sold.......................................................  390,109     609,457
      Average price..................................................    $1.57       $1.99

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TIDELANDS ROYALTY TRUST "B"
                                             NationsBank of Texas, N.A., Trustee
November 13, 1995                            By:       /s/  KATHY MCQUISTON
                                                             Kathy McQuiston
                                                         Assistant Vice President
November 13, 1995                            By:            /s/  R. RAY
                                             BELL
                                                               R. Ray Bell
                                                       Principal Accounting Officer

                                 EXHIBIT INDEX

   EXHIBIT NUMBER                                  DESCRIPTION
---------------------------------------------------------------------------------------------
         27          -- Financial Data Schedule