Form 10-K405
period 1995-12-31
TIDELANDS ROYALTY TRUST B
filed 1996-04-01
CIK 276077

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /   FOR THE TRANSITION PERIOD FROM                          TO
                         .

COMMISSION FILE NO. 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                                     TEXAS
                        (State or other jurisdiction of
                         incorporation or organization)
                                   75-6007863
                                (I.R.S. Employer
                              Identification No.)

                           C/O THE CORPORATE TRUSTEE:
                           NATIONSBANK OF TEXAS, N.A.
                   P.O. BOX 830241, DALLAS, TEXAS 75283-0241
              (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
            (at the office of the Corporate Trustee): (800) 985-0794

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at March 1, 1996: $6,071,059.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 1995 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 1995, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

FORM 10-K
ITEM NUMBERS                                                             HEADINGS HEREIN
- -------------                                                            ---------------

PART I   ........................................................   General

Item  1.  Business...............................................   The Trust, Properties

Item  2.  Properties.............................................   Properties

Item  3.  Legal Proceedings......................................   Legal Matters

Item  4.  Submission of Matters to a Vote
            of Security Holders..................................   Unitholder Voting Matters

PART II  ........................................................   Financial

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters..........................   Market and Investor Information

Item  6.  Selected Financial Data................................   Selected Financial Data

Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations........   Management's Discussion and
                                                                      Analysis of Financial Condition
                                                                      and Results of Operations

Item  8.  Financial Statements and Supplementary Data............   Financial Statements and
                                                                      Supplementary Data
Item  9.  Disagreements on Accounting and Financial
            Disclosure...........................................   Accounting Matters


PART III. .......................................................   Management and Principal
                                                                      Unitholders
Item 10.  Directors and Executive Officers of the
            Registrant...........................................   Administrators

Item 11.  Executive Compensation.................................   Management Compensation

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.......................................   Principal Unitholders

Item 13.  Certain Relationships and Related
            Transactions.........................................   Management Compensation
                                                                    Miscellaneous
PART IV  ........................................................

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..................................   Exhibits, Financial Statement
                                                                      Schedules, and Reports on
                                                                      Form 8-K

                                    GENERAL

                                   THE TRUST

     Organization. Tidelands Royalty Trust "B" ("Tidelands") is a royalty trust created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation ("Gulf") in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands' predecessors and Gulf dated April 30, 1951 (the "1951 Contract"), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation ("Chevron"), Elf Acquitane, Inc. ("Elf"), and their assignees.

     The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. NationsBank of Texas, N.A. serves as corporate trustee and Mr. L. C. Paslay serves as individual trustee.

     The Indenture also provides that the term of the royalty trust created to hold the rights under the 1951 Contract will expire on April 30, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. See "Unitholder Voting Matters" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General."

     Tidelands' wholly-owned subsidiary, Tidelands Royalty "B" Corporation ("Tidelands Corporation"), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

     Tidelands' only industry segment or purpose is the administration and collection of royalties.

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). If Chevron or Elf acquires a lease or leases on one of the 60 tracts before April 30, 2001, and if oil or gas is produced and sold from any such tract, then Chevron or Elf, as the case may be, will make production payments to Tidelands in an amount equal to approximately 12.5% of the value of the oil and gas sold from such tract until the sum of $1,500,000 has been paid on such tract. Thereafter, Tidelands' interest in such tract will be converted to an overriding royalty and Tidelands will receive payments equal to approximately 4.17% of the value of the oil and gas sold as long as the lease on such tract exists. This interest applies to each of the 60 tracts that constitute the Royalty Area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Review and Outlook."

     As of December 31, 1995, Chevron and others held interests in nine leases subject to Tidelands' interests in seven of the 60 tracts in the Royalty Area. Leases on all seven of such tracts contain currently-producing or shut-in wells subject to Tidelands' interests.

     The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein. Chevron has assigned to other operators Chevron's interest in eight leases covering 32,121 acres in the Royalty Area. Chevron has retained an interest in one lease covering 4,364 acres in the Royalty Area. See Note 1 of Notes to Consolidated Financial Statements.

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals: the interest in other minerals is limited to an approximately 4.17% overriding royalty.

     In 1995, approximately 10% of Tidelands' production payment and royalty revenues were attributable to oil and approximately 90% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. Royalty revenue received from Chevron accounted for approximately 19%, 24% and 54% of total royalty revenue for the years ended December 31, 1995, 1994 and 1993, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 63% and 59% for the years ended December 31, 1995 and 1994, respectively.

     Tidelands derives no revenues from foreign sources and has no export sales.

     Tidelands and Tidelands Corporation have no direct employees, although Tidelands pays a portion of certain administrative expenses (including a portion of the salary and expense of one individual). See "Management and Principal Unitholders."

                                   PROPERTIES

     General. Tidelands is not engaged in oil and gas operations, even though its income is based on oil and gas operations of others. Tidelands' only income-producing property is the 1951 Contract, including the property interests granted thereunder, which provides that payments in the nature of production payments and overriding royalties will be made to Tidelands based on oil and gas sales from certain leases in the Royalty Area in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.

     Reserves. Tidelands' production payments and overriding royalties are carved out of working interests in certain oil and gas leases in the Gulf of Mexico. Tidelands does not have engineering data necessary to make an estimate of the proved oil and gas reserves attributable thereto and is not entitled to receive such data from the operators and/or owners of the working interests from which Tidelands' interests are derived.

     Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows therefrom.

     No reports on oil and gas reserves were filed with any federal authority or agency during 1995 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                           1995        1994          1993
                                                         --------    --------      ---------
    Quantity of royalty oil and gas sold
      Oil (in barrels ("bbls"))......................       7,804       7,899         12,831
      Gas (in thousand cubic feet ("mcf"))...........     540,597     778,517      1,938,104
    Weighted average sales price
      for royalty oil and gas sold
      Oil (per bbl)(1)...............................      $12.61      $11.14         $13.95
      Gas (per mcf)..................................      $ 1.63      $ 1.88         $ 1.98

- ---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more recent information regarding crude oil sales prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 9 oil and gas leases covering 36,485 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas. In addition to interests in these existing leases, Tidelands is entitled to receive an interest in any lease obtained before April 30, 2001, by Chevron or Elf in the Royalty Area.

     Set forth in the table below is certain information concerning gross productive oil and gas wells and gross leased acres in which Tidelands owns its interests:

                Gross Productive Wells --
                  Oil...............................................        3
                                                                           ==
                  Gas...............................................       10
                                                                           ==
                Gross Leased Acres --
                  Productive........................................   36,485
                                                                       ======

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     Productive Properties. Productive properties cover 36,485 gross acres under 9 different leases. These 9 leases contain 13 single completion wells. Three of these completions produce oil, and 10 have been completed to produce natural gas and condensate. See "Present Activities."

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period from January 1995 through June 1995. Only fields that were producing at the end of the year are listed. The information in the table is based upon data obtained from the Petroleum Information Corporation. Production from these fields accounted for substantially all of Tidelands' distributable income in 1995.

                                                                                       NET MCF
                                                                        YEAR          GAS & OIL
                                                                       FIRST          EQUIVALENT
      FIELD                                                           PRODUCED        PER DAY(1)
      -----                                                           --------       -----------
Offshore Texas
  Galveston Block 303...............................................    1987              143
  High Island Block 128.............................................    1989              190
Offshore Louisiana
  Sabine Pass Block 13..............................................    1981               80
  West Cameron Block 165............................................    1969              946
  West Cameron Block 333............................................    1978               84

- ---------------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis.

     Royalty Area. The State of Texas and the United States own all the mineral rights in the Royalty Area and possess the exclusive right to lease their respective areas for oil, gas and other mineral development. Leases are granted on the basis of sealed competitive bids at sales held on specified dates. Companies other than Chevron and Elf have acquired leases in the Royalty Area and it is estimated that these other operators have leased approximately 740,000 of the 1,370,000 acres therein. This leaves approximately 630,000 acres available for leasing in the Royalty Area. The bulk of the unleased acreage is located in an area about 50 miles southeast of Galveston, Texas.

     Drilling Results. There were no wells drilled in 1995, 1994 or 1993 on any lease in which Tidelands has an interest.

     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from 7 of the 9 producing leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

     During 1995, Chevron and Elf did not bid on any lease located in the Royalty Area in the two federal lease sales held that year. One undeveloped lease (covering 5,760 acres) in the Royalty Area expired and two previously-producing leases (covering 5,745 acres) in the Royalty Area were released during 1995.

     The Minerals Management Service of the United States Department of the Interior has called for bids in a lease sale to be held in the Central Gulf area on April 24, 1996. The sale covers a portion of the Royalty Interest that lies in the West Cameron area. The unleased tracts in the portion of the Royalty Area located in the West Cameron area cover approximately 130,000 acres.

     Tidelands is not obligated to provide any fixed and determinable quantities of oil or gas in the future under any existing contracts or agreements.

     Difficulty in Obtaining Certain Data. Tidelands' only activities are the collection and distribution of revenues from production payments and overriding royalties on certain oil and gas leases in the Gulf of Mexico, pursuant to agreements between Tidelands' predecessors and Gulf and its transferees and assignees. The leases that are subject to the interests held by Tidelands are owned by Chevron or other oil and gas production and development companies. Certain information as to reserves, availability of oil and gas, development plans for undeveloped acreage, and other matters, with respect to the particular leases subject to Tidelands' interests lies solely within the knowledge of these other companies. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the operators of these leaseholds and Tidelands believes that it would not be provided access to such information. Because of this, it appears that unreasonable effort and expense would be involved in seeking to obtain all the information set forth under applicable Securities and Exchange Commission rules and guides.

     Furthermore, certain information concerning net acreage and net wells has been omitted due to the nature of Tidelands' interests (i.e., production payments and overriding royalties) in such leaseholds. Also, certain information concerning drilling results specified in Guide 2 of Securities Exchange Act of 1934 Industry Guides has been omitted since Tidelands has no control over exploration decisions and such information is thus deemed irrelevant in discussing operations within the control of Tidelands' administrators.

                                 LEGAL MATTERS

     Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

                           UNITHOLDER VOTING MATTERS

     During 1995, no matter was submitted by Tidelands to a vote of its unitholders.

     Under the terms of the Indenture, the unitholders are limited solely to the following rights and powers with respect to their units: (1) to elect a replacement Trustee by vote of the holders of a majority of the outstanding units of beneficial interest for any Trustee vacancy occurring; (2) to inspect the books and records of Tidelands at reasonable intervals and during reasonable business hours; (3) by vote of the holders of a majority of the outstanding units of beneficial interest, to extend the term of Tidelands for consecutive twenty (20) year intervals; (4) by vote of the holders of a majority of the outstanding units of beneficial interest, to create one or more corporations to receive and hold title to Tidelands' assets, provided that there is no objecting unitholder; (5) to terminate Tidelands so long as the holders of eighty percent (80%) of the outstanding units of beneficial ownership consent; (6) to remove the Trustees or their successors by vote of the holders of a majority of the outstanding units of beneficial interest; (7) with the consent of the holders of ten percent (10%) of the outstanding units of beneficial ownership, to call a meeting of the unitholders in order to take any action that may be validly taken by the unitholders; and (8) to amend the Indenture, so long as the holders of eighty percent (80%) of the outstanding units of beneficial ownership consent, provided that (a) no amendment shall change the nature of Tidelands from that of a purely ministerial trust, (b) there shall be no change in the rights, duties, or responsibilities of either Trustee without the consent of such Trustee, and
(c) there shall be no change in the purpose of Tidelands or in the substantive rights of unitholders if one unitholder objects. Under the Indenture, the unitholders are not permitted to exercise any additional powers with respect to the management or operation of Tidelands.

     The Indenture provides that the sole interest of each unitholder during the existence of Tidelands shall be his right to receive his proportionate part of the net proceeds in the form of money in the hands of the corporate trustee that such unitholder is entitled to receive, and upon termination of Tidelands, to receive conveyances or assignments of his share of the property then constituting the trust estate. No unitholder has the right to call for or demand or secure any partition during the existence of Tidelands.

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 487 unitholders of record as of December 31, 1995. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 1995.

     The units of beneficial interest in Tidelands trade on The NASDAQ Smallcap Market. They are included in the NASDAQ system under the symbol "TIRZC". The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:


                                                              BID QUOTATION       DISTRI-
CALENDAR                                                    ------------------    BUTIONS
  YEAR                                                       HIGH        LOW     (PER UNIT)
- --------                                                    -------    -------   ----------
1995
  First quarter...........................................  $  8.50    $  6.50      $ .18
  Second quarter..........................................     7.75       6.50        .18
  Third quarter...........................................     7.50       6.00        .16
  Fourth quarter..........................................     7.00       6.00        .17
1994
  First quarter...........................................  $ 12.75    $ 10.00      $ .84
  Second quarter..........................................    11.75       9.50        .25
  Third quarter...........................................    11.75       9.00        .29
  Fourth quarter..........................................    10.00       7.75        .17

     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Tidelands must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and gas royalties exceeds administrative costs.

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 1995, nor has it passed upon its accuracy or adequacy. While Tidelands' Form 10-K (excluding exhibits) for the year ended December 31, 1995, is included in toto in Tidelands' 1995 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Patricia Cox, NationsBank of Texas, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                         1995          1994         1993         1992         1991
                                      -----------   -----------  -----------  -----------  -----------
Income -- oil and gas royalties.....  $   978,172   $ 1,555,352  $ 4,022,181  $   957,900  $ 1,016,147
Net income..........................  $   965,004   $ 1,499,244  $ 3,924,078  $   915,636  $   990,037
Net income per unit.................  $       .70   $      1.08  $      2.83  $       .66  $       .71
Distributions to unitholders........  $   960,169   $ 2,142,298  $ 3,318,978  $   905,177  $ 1,277,176
Distributions per unit..............  $       .69   $      1.55  $      2.39  $       .65  $       .92
Total assets........................  $ 1,905,164   $ 1,909,605  $ 3,928,046  $ 1,795,028  $ 2,393,322

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources. Tidelands' only business purpose is to collect revenues from its royalty-type interests in oil and gas leases, pay administration expenses, and distribute the remaining revenues to its unitholders. Tidelands can neither purchase additional properties nor dispose of its existing properties. Because of these limitations Tidelands does not require long term or short term capital. Furthermore, because all Tidelands' revenues are invested in liquid funds pending distribution, Tidelands does not face liquidity problems.

     Results of Operations. Tidelands' income consists primarily of oil and gas royalties and is based on the value at the wellhead of Tidelands' percentage interest in oil and gas sold without reduction for production expenses. Value at the wellhead for oil is the purchasers' posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. Value at the wellhead for natural gas is based upon the proceeds from sales under arms-length agreements. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

  General

     Distributions to unitholders amounted to $.69 per unit in 1995, a significant decline from the $1.55 distributed in 1994. Distributions in 1993 and 1994 reflected royalties on four new gas wells, production from which began in late 1992. However, only one of the four wells made a significant contribution to Tidelands' 1995 income. The 1995 distribution was comparable to the 1992 distribution and the fields that produced in 1992 still were producing as of the end of 1995.

     The average daily production of oil and gas (stated in mcf equivalents) to Tidelands' interest in the first half of 1995 amounted to approximately 1,450 mcf per day and increased to approximately 1,800 mcf per day in the second half of the year. Recent production indicates that the wells are presently producing at an average rate of about 1,350 mcf per day.

     Approximately 90% of Tidelands' revenue is from the sale of natural gas. Prices for this commodity have declined since 1993. The average price for gas realized in 1995 was $1.63 per mcf. However, cold weather in the winter months of 1995 increased both demand and prices for gas. Tidelands received $2.16 for gas sold in December 1995 from its interest in the West Cameron Block 165 Field. No assurance can be given that gas prices will remain at this level or increase further.

     Three wells operated by Seneca Resources in the West Cameron Block 229 Field were depleted in 1995 and the lease was terminated. Income from these three wells amounted to only $.06 per unit during 1995, but contributed substantially more during 1993 and 1994.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests in such properties will not be further reduced.

     General and administrative expenses have declined each year since 1993, primarily due to the closing of an administrative office and to the reduction in Tideland's revenues relative to the total revenues of Tidelands and Marine Petroleum Trust and its subsidiary.

     Tidelands' revenues are derived from the oil and gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including without limitation the number of leases bid on and obtained by parties subject to the 1951 Contract, the number of productive wells drilled on leases subject to Tidelands' interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations;

expiration or release of leases subject to Tidelands' interests; and the discontinuation by parties subject to the 1951 Contract of their efforts to obtain leases in the Royalty Area.

OIL AND GAS ROYALTIES -- 1995 AND 1994

     Income from oil and gas royalties decreased 37% in 1995 as compared to 1994. Gas royalties decreased 40% and accounted for 90% of income for 1995. These decreases primarily were caused by a decrease in the volume of gas produced and a decrease in its average price. See "-- General." Average oil prices increased 13% while average gas prices decreased 13%.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                                CHANGE FROM
                                                                                1994 TO 1995
                                                                            --------------------
                                                    1995         1994        AMOUNT      PERCENT
                                                  --------    ----------    ---------    -------
Income:
  Oil royalties(1)..............................  $ 98,423    $   87,998    $  10,425       12%
  Gas royalties.................................   879,749     1,467,354     (587,605)     (40)%
                                                  --------    ----------    ---------
                                                  $978,172    $1,555,352    $(577,180)     (37)%
                                                  ========    ==========    =========
Net production quantities
  Oil (bbls)....................................     7,804         7,899          (95)      (1)%
  Gas (mcf).....................................   540,597       778,517     (237,920)     (31)%
Average net prices
  Oil(1)........................................  $  12.61    $    11.14    $    1.47       13%
  Gas...........................................  $   1.63    $     1.88    $    (.25)     (13)%

- ---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

OIL AND GAS ROYALTIES -- 1994 AND 1993

     Income from oil and gas royalties decreased 61% in 1994 as compared to 1993. Gas royalties accounted for 94% of income from royalties in 1994. The price received for gas during 1994 decreased 5% from 1993 to $1.88 per mcf.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                                 CHANGE FROM
                                                                                1993 TO 1994
                                                                           -----------------------
                                                  1994          1993          AMOUNT       PERCENT
                                               ----------    ----------    ------------    -------
Income:
  Oil royalties(1)...........................  $   87,998    $  178,987    $    (90,989)     (51)%
  Gas royalties..............................   1,467,354     3,843,193      (2,375,839)     (62)%
                                               ----------    ----------    ------------
                                               $1,555,352    $4,022,180    $ (2,466,828)     (61)%
                                               ==========    ==========    ============
Net production quantities
  Oil (bbls).................................       7,899        12,831          (4,932)     (38)%
  Gas (mcf)..................................     778,517     1,938,104      (1,159,587)     (60)%
Average net prices
  Oil(1).....................................  $    11.14    $    13.95    $      (2.81)     (20)%
  Gas........................................  $     1.88    $     1.98    $       (.10)      (5)%

- ---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are presented on pages 11-17 hereof:

                                                                                  PAGE
                                                                                  ----
- --  Independent Auditors' Report...............................................    11
- --  Consolidated Balance Sheets as of December 31, 1995 and 1994...............    12
- --  Consolidated Statements of Income and Undistributed Income for the Three
      Years Ended December 31, 1995............................................    13
- --  Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1995........................................................    14
- --  Notes to Consolidated Financial Statements.................................    15

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 1995 and 1994 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Tidelands was created by a trust agreement effective June 1, 1954 and there is no provision for the election of directors and officers. However, the agreement does provide for the appointment of an individual trustee and a corporate trustee.

     NationsBank of Texas, N.A. is the corporate trustee and Mr. L. C. Paslay of Lantana, Florida, is the individual trustee. Both have served continuously since the organization of Tidelands.

     Mr. Paslay is 88 years old and for at least the past five years has been engaged in the management of his investments.

     The trustees have entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, parent of Tidelands) to share certain administrative expenses. Mr. R. Ray Bell may be considered a significant employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception. He is a certified public accountant, 68 years old, and a graduate of Midwestern State University in Wichita Falls, Texas, with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine Petroleum Trust, as vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 1995, Tidelands paid or accrued fees of $10,927 to NationsBank of Texas, N.A., as corporate trustee. The individual trustee served without compensation.

     During Tidelands' fiscal year ended December 31, 1995, Tidelands paid $30,921 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of the trusts' gross receipts to the total gross receipts of both trusts.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                                      AMOUNT
                                                                                  BENEFICIALLY
                                                                                   OWNED AS OF
                                                          NAME AND ADDRESS         DECEMBER 31,    PERCENT
             TITLE OF CLASS                             OF BENEFICIAL OWNER           1995         OF CLASS
             --------------                             --------------------      -------------    --------
Units of Beneficial Interest..........................  Marine Petroleum Trust       452,366         32.6%
                                                        P.O. Box 830241
                                                        Dallas, Texas 75283-0241

     In addition, as of February 23, 1996, Cede & Company held of record 571,252 units of beneficial interest of Tidelands, or approximately 41% of the total units outstanding.

     The following table sets forth the number of units of beneficial interest of Marine Petroleum Trust, a parent of Tidelands, beneficially owned by Mr. L.
C. Paslay, the individual trustee of Tidelands (Mr. Paslay did not directly own any units in Tidelands as of December 31, 1995):

                                                          AMOUNT AND NATURE
                                                       OF BENEFICIAL OWNERSHIP    PERCENT OF
                TITLE OF CLASS                         AS OF DECEMBER 31, 1995      CLASS
                                                       -----------------------    ----------
Units of Beneficial Interest in Marine
  Petroleum Trust.....................................      286,469                4.67%(1)

- ---------------

(1) Represents percentage of units owned by Mr. Paslay in Marine Petroleum Trust (14.32%) multiplied by the percentage of units in Tidelands owned by Marine Petroleum Trust (32.6%), a "parent" of Tidelands.

                                 MISCELLANEOUS

                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

(a) Financial Statements -- See "Financial Statements and Supplementary Data" above.

(b) Reports on Form 8-K -- None.

(c) Exhibits

     (3)   Indenture of Trust dated June 1, 1954, as amended (filed as Exhibit
           (3) to the Annual Report on Form 10-K of Tidelands Royalty Trust "B" for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference).

    (22)   Subsidiaries.


    (27)   Financial Data Schedule.

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
February 23, 1996

                                       11
LOGO

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                     1995              1994
                                                                  ----------        ----------
Current assets:
  Cash and cash equivalents.....................................  $1,706,767        $1,758,143
  Oil and gas royalties receivable..............................     198,395           151,460
                                                                  ----------        ----------
            Total current assets................................   1,905,162         1,909,603
Oil, gas and other mineral properties...........................           2                 2
                                                                  ----------        ----------
                                                                  $1,905,164        $1,909,605
                                                                  ==========        ==========
                                 LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).....................................  $  984,941        $  987,325
  Income distributable to unitholders...........................     231,749           235,022
  Federal income taxes payable..................................         374             3,993
                                                                  ----------        ----------
            Total current liabilities...........................   1,217,064         1,226,340
                                                                  ----------        ----------
Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 units at nominal value....................           2                 2
  Undistributed income (note 2).................................     688,098           683,263
                                                                  ----------        ----------
            Total trust equity..................................     688,100           683,265
                                                                  ----------        ----------
                                                                  $1,905,164        $1,909,605
                                                                  ==========        ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 1995

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
Income:
  Oil and gas royalties................................  $  978,172     $1,555,352     $4,022,181
  Interest and other...................................      79,451         55,572         39,047
                                                         ----------     ----------     ----------
            Total income...............................   1,057,623      1,610,924      4,061,228
                                                         ----------     ----------     ----------
Expenses:
  Production and other taxes...........................         620            620            620
  General and administrative...........................      75,347        100,460        132,477
                                                         ----------     ----------     ----------
            Total expenses.............................      75,967        101,080        133,097
                                                         ----------     ----------     ----------
            Income before Federal income taxes.........     981,656      1,509,844      3,928,131
Federal income taxes of subsidiary.....................      16,652         10,600          4,053
                                                         ----------     ----------     ----------
            Net income.................................     965,004      1,499,244      3,924,078
Undistributed income at beginning of year..............     683,263      1,326,317        721,217
                                                         ----------     ----------     ----------
                                                          1,648,267      2,825,561      4,645,295
Distributions to unitholders...........................     960,169      2,142,298      3,318,978
                                                         ----------     ----------     ----------
Undistributed income at end of year....................  $  688,098        683,263     $1,326,317
                                                         ==========     ==========     ==========
Net income per unit....................................        $.70          $1.08          $2.83
Distributions per unit.................................        $.69          $1.55          $2.39

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1995

                                                          1995           1994            1993
                                                       ----------     -----------     -----------
Cash flows from operating activities:
  Net income.........................................  $  965,004     $ 1,499,244     $ 3,924,078
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Accounts receivable...........................     (46,935)          3,631         154,378
       Federal income taxes..........................      (3,619)         18,593         (10,947)
       Accounts payable..............................      (2,384)       (168,746)        319,090
                                                       ----------     -----------     -----------
          Net cash provided by operating
            activities...............................     912,066       1,352,722       4,386,599
                                                       ----------     -----------     -----------
Cash flows from financing activities -- distributions
  to unitholders.....................................    (963,442)     (3,352,932)     (2,110,150)
                                                       ----------     -----------     -----------
          Net increase (decrease) in cash and cash
            equivalents..............................     (51,376)     (2,000,210)      2,276,449
Cash and cash equivalents at beginning of year.......   1,758,143       3,758,353       1,481,904
                                                       ----------     -----------     -----------
Cash and cash equivalents at end of year.............  $1,706,767     $ 1,758,143     $ 3,758,353
                                                       ==========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     The Trust was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951. Royalty revenue received from Chevron accounted for approximately 19%, 24%, and 54% of total royalty revenue for the years ended December 31, 1995, 1994 and 1993, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 63% and 59% for the years ended December 31, 1995 and 1994, respectively.

     The Trust is required under its indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. The Trust cannot invest any of the money of the Trust for any purpose and cannot engage in a trade or business.

     A Louisiana trust can only exist for a short period of time; therefore the unitholders assigned their off-shore Louisiana contract rights to Tidelands Royalty "B" Corporation, a wholly owned subsidiary of the Trust, reserving a 95% net profits interest to themselves. The net profits interest contract was transferred to the Trust along with the other properties. The Trust is authorized to pay expenses of the Corporation should it be necessary.

     The Trust has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands), to share certain administrative expenses. The sole purpose of this operation is to assist the trustees in the administration of the trusts.

     At December 31, 1995 and 1994, Marine Petroleum Trust owned 32.6% of the Trust's outstanding units of beneficial interest.

  (b) Principles of Consolidation

     The consolidated financial statements include the Trust and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

  (c) Oil, Gas and Other Mineral Properties

     At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.

     The Trust's revenues are derived from production payments and overriding royalty interests related to properties located in the Gulf of Mexico.

     In 1993, Tidelands began receiving royalties on High Island Block 128 Well Number 1. The well was completed in October 1989 and was operated by Santa Fe Minerals until October 1990 when Chevron took over as operator. During 1993, Chevron determined that the Trust was entitled to an interest in the well. Chevron made payments in 1993 on production dating from October 1989 to December 1992 totaling approximately $2,200,000, including approximately $1,400,000, which was recorded in the fourth quarter of 1993.

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $978,172, $1,555,352, and $4,022,181 in 1995, 1994 and 1993,
respectively.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

  (d) Federal Income Taxes

     No provision has been made for Federal income taxes on the Trust's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 95% to be distributed to the Trust and deducting statutory depletion.

  (e) Credit Risk Concentration and Cash Equivalents

     Financial instruments which potentially subject the Trust and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and unsecured oil and gas royalties receivable. The Trust and its wholly-owned subsidiary place their cash investments with financial institutions that management considers creditworthy and limit the amount of credit exposure from any one financial institution. Royalties receivable are from large creditworthy companies and the Trust has historically not encountered collection problems. The estimated fair values of cash equivalents and oil and gas royalties receivable approximate the carrying values due to the short term nature of these financial instruments.

     Cash equivalents of $1,339,089 and $1,435,353 at December 31, 1995 and 1994, respectively, consist of cash held in money market and overnight government backed securities accounts. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f) Statements of Cash Flows

     The Trust paid $20,271 in Federal income taxes in 1995. The Trust received a $7,993 refund of Federal income taxes in 1994. During 1993, Federal income tax payments amounted to $15,000. No payments of interest were made in 1995, 1994 and 1993.

  (g) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $403,506 and $331,402 applicable to the subsidiary corporation at December 31, 1995 and 1994, respectively.

(3) OVERPAID ROYALTIES

     The Trust has recorded estimated Royalty overpayments which may have been received by the Trust in various years from 1988 through 1993. A potential liability for the estimated amount of the overpayments is reflected in accounts payable in the accompanying consolidated balance sheets.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's royalty interests is not presented because such information is not available to the Trust. The Trust's share of oil and gas produced for its royalty interests was as follows: oil (barrels) -- 7,804 in 1995, 7,899 in 1994 and 12,831 in 1993 and gas
(mcf) -- 540,597 in 1995, 778,517 in 1994 and 1,938,104 in 1993.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 1995 and 1994 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                          OIL AND GAS      TOTAL          NET         NET INCOME
                                           ROYALTIES      EXPENSES       INCOME        PER UNIT
                                          -----------     --------     ----------     ----------
    Quarter ended:
      March 31, 1995....................  $  261,326      $ 22,421     $  254,268       $  .18
      June 30, 1995.....................     156,819        27,977        146,070          .11
      September 30, 1995................     278,542         9,478        283,883          .21
      December 31, 1995.................     281,485        16,091        280,783          .20
                                          ----------      --------     ----------        -----
                                          $  978,172      $ 75,967     $  965,004       $  .70
                                          ==========      ========     ==========        =====
    Quarter ended:
      March 31, 1994....................  $  490,114      $ 30,110     $  467,995       $  .34
      June 30, 1994.....................     502,875        32,451        479,039          .34
      September 30, 1994................     290,602        18,531        284,701          .21
      December 31, 1994.................     271,761        19,988        267,509          .19
                                          ----------      --------     ----------        -----
                                          $1,555,352      $101,080     $1,499,244       $ 1.08
                                          ==========      ========     ==========        =====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

                                      Tidelands Royalty Trust "B"
                                      (Registrant)

                                      By: NationsBank of Texas, N.A.
                                          (in its capacity as Corporate Trustee
                                          of Tidelands Royalty Trust "B"
                                          and not in its individual capacity
                                          or otherwise)

Date: March 29, 1996                  By:         /s/  PATRICIA COX
                                         --------------------------------------
                                                     Patricia Cox
                                                    Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                   CAPACITIES                          DATE
                    ----                                   ----------                          ----
NationsBank of Texas, N.A.                             Corporate Trustee                   March 29, 1996


By:          /s/  PATRICIA COX
   ------------------------------------------
                Patricia Cox
               Vice President

           /s/  L. C. PASLAY                           Individual Trustee                  March 29, 1996
   ------------------------------------------
                L. C. Paslay

        /s/  R. RAY BELL                               Principal Accounting Officer        March 29, 1996
   ------------------------------------------
             R. Ray Bell

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
    NO.                                  DESCRIPTION                                  PAGE
- ----------------------------------------------------------------------------------------------
     (3)   -- Indenture of Trust dated June 1, 1954, as amended (filed as Exhibit
              (3) to the Annual Report on Form 10-K of Tidelands Royalty Trust "B"
              for the year ended December 31, 1994, filed with the Securities and
              Exchange Commission on March 30, 1995, and incorporated herein by reference).
    (22)   -- Subsidiaries.
     27    -- Financial Data Schedule.