Form 10-Q
period 1996-03-31
TIDELANDS ROYALTY TRUST B
filed 1996-05-15
CIK 276077

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q
                 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
                / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                     TEXAS                                       75-6007863
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)
          NATIONSBANK OF TEXAS, N.A.                             75283-0241
        P.O. BOX 830241, DALLAS, TEXAS                           (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code (800) 985-0794

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

    Title of Each Class of Units          Number of Units of Beneficial Interest
       of Beneficial Interest                         March 31, 1996
- --------------------------------------------------------------------------------
    UNITS OF BENEFICIAL INTEREST                         1,386,375

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                                     MARCH 31,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
Current Assets:
  Cash and cash equivalents........................................  $1,734,519      $1,706,767
  Oil and gas royalties receivable.................................     221,793         198,395
  Federal income taxes refundable..................................       1,851              --
                                                                     ----------      ----------
          Total current assets.....................................  $1,958,163      $1,905,162
                                                                     ----------      ----------
Oil, gas and other mineral properties..............................           2               2
                                                                     ----------      ----------
                                                                     $1,958,165      $1,905,164
                                                                     ==========      ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................  $  983,400      $  984,941
  Income distributable to unitholders..............................     230,074         231,749
  Federal income taxes payable.....................................          --             374
                                                                     ----------      ----------
          Total current liabilities................................  $1,213,474      $1,217,064
                                                                     ----------      ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 units at nominal value.......................  $        2      $        2
  Undistributed income.............................................     744,689         688,098
                                                                     ----------      ----------
                                                                        744,691         688,100
                                                                     ----------      ----------
          Total trust equity.......................................  $1,958,165      $1,905,164
                                                                     ==========      ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Income:
  Oil and gas royalties................................................  $292,949     $261,326
  Interest and other...................................................    17,785       19,363
                                                                         --------     --------
                                                                         $310,734     $280,689
                                                                         --------     --------
Expenses:
  Production and other taxes...........................................       620          620
  General and administrative...........................................    19,676       21,801
                                                                         --------     --------
          Total expenses...............................................    20,296       22,421
                                                                         --------     --------
  Income before Federal income taxes...................................   290,438      258,268
  Federal income taxes of subsidiary...................................     3,775        4,000
                                                                         --------     --------
          Net income...................................................  $286,663     $254,268
                                                                         ========     ========
Net income per unit....................................................  $    .21     $    .18
                                                                         ========     ========
Distributions per unit.................................................  $    .17     $    .18
                                                                         ========     ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income........................................................  $  286,663     $  254,268
  Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..........................................     (23,398)        (6,277)
       Federal income taxes.........................................      (1,851)            --
       Accounts payable.............................................      (1,541)        (1,592)
       Federal taxes payable........................................        (374)        (3,271)
                                                                      ----------     ----------
          Net cash provided by operating activities.................     259,499        243,128
                                                                      ----------     ----------
Cash flows from financing activities -- distributions to
  unitholders.......................................................    (231,747)      (234,990)
  Net increase (decrease) in cash and cash equivalents..............     (27,752)         8,138
Cash and cash equivalents at beginning of period....................   1,706,767      1,758,143
                                                                      ----------     ----------
Cash and cash equivalents at end of period..........................  $1,734,519     $1,766,281
                                                                      ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended December 31, 1995. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 1996 consisted of $323,960 applicable to the Trust and $420,729 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $556,942 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $421,214 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation.

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

GENERAL

     Net income for the three months ended March 31, 1996 amounted to $.21 per unit, an increase of $.03 over the $.18 realized in the comparable period a year ago. Cash distributions to unitholders amounts to $.17 per unit in the current period, down $.01 from the $.18 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 91% of income in the current quarter as compared to approximately 95% in the comparable period last year. During the past year the owners of the lease on West Cameron Block 230 determined that it was no longer feasible to operate the wells and released the lease back to the Minerals Management Service. The loss of the revenue from these wells was offset by an increase in production from a well on High Island Block 128 following recompletion in another producing zone by the operator in 1995.

     Revenue from the sale of oil was responsible for approximately 9% of the Trust's income in the current quarter, up from approximately 5% in the comparable quarter last year. The Trust's share of oil produced from Sabine Pass Block 13 amounted to 1,644 barrels in the current quarter, up from 206 barrels produced in the comparable quarter last year.

     On April 24, 1996 the Federal government opened sealed bids for leases on open blocks in the Central Gulf of Mexico. The Trust has received a list of the bidders and an analysis shows that neither Chevron Corporation nor Elf Acquitane, Inc bid on any block that is located in the area that is subject to the Trust's interests. Blocks covering approximately 137,000 acres in the area that is subject to the Trust's interests were offered and high bids were made by the other bidders on blocks covering approximately 67,000 acres in such area. This effectively removes those blocks from possible leasing by Chevron or Elf Acquitane for the next five years. The Trust has no knowledge of the intent of Chevron or Elf Acquitane as to future interest in acquiring leases in the Royalty Area.

     No drilling operations were reported during the current three-month period and no new drilling locations were announced.

     The Trust's revenues are derived from the oil and gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond The Trust's control, including without limitation the number of leases bid on and obtained by parties subject to the contract between the Trust's predecessors and Gulf Oil Corporation dated April 30, 1951 (The "1951

Contract"), the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the 1951 Contract of their efforts to obtain leases in the area that is subject to the Trust's interests.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996

     Income from oil and gas royalties increased approximately 12% in the current quarter as compared to the comparable quarter last year. Higher natural gas prices and increased oil production accounted for this increase. The average price for natural gas increased approximately 36% to $2.15 from $1.58 realized last year.

     The average price for oil decreased approximately 5% to $13.20 from $13.90 realized last year. Royalties from the sale of oil increased due to an approximately 122% increase in the volume of oil produced and sold.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended March 31, 1996, and those recorded for the comparable 1995 quarter, are presented in the following table:

                                                                        1996        1995
                                                                       -------     -------
    OIL
      Barrels sold...................................................    2,085         939
      Average Price..................................................   $13.20      $13.90
    NATURAL GAS
      mcf sold.......................................................  123,237     156,822
      Average price..................................................    $2.15       $1.58

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TIDELANDS ROYALTY TRUST "B"

                                             NationsBank of Texas, N.A., Trustee
May 14, 1996
                                             By:    /s/  PATRICIA COX
                                                         Patricia Cox
                                                        Vice President

May 14, 1996                                        /s/  R. RAY BELL
                                                         R. Ray Bell
                                                   Principal Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                             DESCRIPTION
- ----------------     -----------------------------------------------------------
      27             Financial Data Schedule