Form 10-Q
period 1996-06-30
TIDELANDS ROYALTY TRUST B
filed 1996-08-08
CIK 276077

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                              Yes   X    No
                                   ---       ---

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

      Title of Each Class of Units                 Number of Units of Beneficial Interest
         of Beneficial Interest                                 June 30, 1996
- -----------------------------------------      ---------------------------------------------
         UNITS OF BENEFICIAL INTEREST                             1,386,375

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------

Current Assets:
  Cash and cash equivalents........................................  $1,819,636      $1,706,767
  Oil and gas royalties receivable.................................     231,137         198,395
  Federal income taxes refundable..................................       6,476              --
                                                                     ----------      ----------
          Total current assets.....................................  $2,057,249      $1,905,162
                                                                     ----------      ----------
Oil, gas and other mineral properties..............................           2               2
                                                                     ----------      ----------
                                                                     $2,057,251      $1,905,164
                                                                     ==========      ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................  $  984,727      $  984,941
  Income distributable to unitholders..............................     294,384         231,749
  Federal income taxes payable.....................................          --             374
                                                                     ----------      ----------
          Total current liabilities................................  $1,279,111      $1,217,064
                                                                     ----------      ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 units at nominal value.......................  $        2      $        2
  Undistributed income.............................................     778,138         688,098
                                                                     ----------      ----------
                                                                        778,140         688,100
                                                                     ----------      ----------
          Total trust equity.......................................  $2,057,251      $1,905,164
                                                                     ==========      ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                      THREE MONTHS               SIX MONTHS
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Income:
  Oil and gas royalties.........................  $345,358     $156,819     $638,307     $418,145
  Interest and other............................    17,694       20,880       35,479       40,243
                                                  --------     --------     --------     --------
                                                  $363,052     $177,699     $673,786     $458,388
                                                  --------     --------     --------     --------
Expenses:
  Production and other taxes....................        --           --          620          620
  General and administrative....................    30,397       27,977       50,073       49,778
                                                  --------     --------     --------     --------
          Total expenses........................    30,397       27,977       50,693       50,398
                                                  --------     --------     --------     --------
  Income before Federal income taxes............   332,655      149,722      623,093      407,990
  Federal income taxes of subsidiary............     4,825        3,652        8,600        7,652
                                                  --------     --------     --------     --------
          Net income............................  $327,830     $146,070     $614,493     $400,338
                                                  ========     ========     ========     ========
Net income per unit.............................      $.24         $.11         $.44         $.29
                                                      ====         ====         ====         ====
Distributions per unit..........................      $.21         $.18         $.38         $.37
                                                      ====         ====         ====         ====

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income........................................................  $  614,493     $  400,338
  Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..........................................     (32,742)        42,315
       Federal income taxes.........................................      (6,476)        (2,126)
       Accounts payable.............................................        (214)        (3,968)
       Federal taxes payable........................................        (374)        (3,993)
                                                                      ----------     ----------
          Net cash provided by operating activities.................     574,687        432,566
                                                                      ----------     ----------
Cash flows from financing activities -- distributions to
  unitholders.......................................................    (461,818)      (491,032)
  Net increase (decrease) in cash and cash equivalents..............     112,869        (58,466)
Cash and cash equivalents at beginning of period....................   1,706,767      1,758,143
                                                                      ----------     ----------
Cash and cash equivalents at end of period..........................  $1,819,636     $1,699,677
                                                                      ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of June 30, 1996 consisted of $337,659 applicable to the Trust and $440,479 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income for the six months ended June 30, 1996 amounted to $.44 per unit, an increase of $.15 over the $.29 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.38 per unit in the current period, up $.01 from the $.37 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 90% of income in the current six month period as compared to approximately 88% in the comparable period last year. Revenue from the sale of oil was responsible for approximately 10% of the Trust's income in the current six month period, down from approximately 12% in the comparable period last year.

     There were no drilling operations reported during the current six-month period. However, a permit has been issued to CNG Producing for a well to be drilled in the West Cameron Block 225 Field. The Trust has a 1.04% overriding royalty interest in the block where the well is to be located.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996

     Income from oil and gas royalties increased approximately 120% in the current quarter as compared to the comparable quarter last year. Higher natural gas prices and increased gas production accounted for this increase. The average price for natural gas increased approximately 86% to $2.64 from $1.42 realized last year. The average price for oil increased approximately 11% to $16.16 from $14.62 realized last year.

     Over 80% of the Trust's income for the current quarter is from royalties on gas and condensate produced from the West Cameron Block 165 Field and the High Island Block 128 Field. These two fields currently have 4 wells producing gas and condensate. Two of the wells, one on West Cameron Block 165 and the other on High Island Block 128 account for a major portion of the production from these two fields. The well on the West Cameron Block 165 Field first produced in 1993 and the well on the High Island Block 128 Field first produced in 1989 but was recompleted in a different formation in 1995.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended June 30, 1996, and those recorded for the comparable 1995 period, are presented in the following table:

                                                                        1996         1995
                                                                      --------      -------
    OIL
      Barrels sold..................................................     2,216        2,442
      Average Price.................................................    $16.16       $14.62
    NATURAL GAS
      mcf sold......................................................   117,286       85,379
      Average price.................................................     $2.64        $1.42

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996

     Income from oil and gas royalties increased approximately 53% in the current six month period as compared to the comparable six month period last year. Higher natural gas prices and increased oil production accounted for most of the increase. The average price for natural gas increased approximately 56% to $2.39 from $1.53 realized last year. The average price for oil increased approximately 2% to $14.72 from $14.42 realized last year. Royalties from the sale of oil increased due to an approximately 27% increase in the volume of oil produced and sold.

     The quantities of oil and gas sold and the average prices for oil and gas for the six months ended June 30, 1996, and those recorded for the comparable 1995 period, are presented in the following table:

                                                                        1996         1995
                                                                      --------      -------
    OIL
      Barrels sold..................................................     4,301        3,381
      Average Price.................................................    $14.72       $14.42
    NATURAL GAS
      mcf sold......................................................   240,523      242,201
      Average price.................................................     $2.39        $1.53

PART II. OTHER INFORMATION

     Mr. L.C. Paslay, the Individual Trustee of the Trust, has notified the Trust that he is resigning his position as Individual Trustee. Management of the Trust understands that Mr. Palsay, who is 87 years of age, is resigning for personal reasons. Pursuant to Section 5 of Article VI of the Indenture under which the Trust was created, Mr. Charles G. McBurney will become the Individual Trustee of the Trust. Mr. Palsay's resignation as Individual Trustee will be effective on October 21, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TIDELANDS ROYALTY TRUST "B"

                                             NationsBank of Texas, N.A., Trustee


August 5, 1996                               By:    /s/  PATRICIA COX
                                                --------------------------------
                                                         Patricia Cox
                                                         Vice President

August 5, 1996                                        /s/  R. RAY BELL
                                             -----------------------------------
                                                           R. Ray Bell
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                                  DESCRIPTION
- ------------------   ----------------------------------------------------------
         27          -- Financial Data Schedule