Form 10-Q
period 1996-09-30
TIDELANDS ROYALTY TRUST B
filed 1996-11-13
CIK 276077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                              Yes   X    No  _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           September 30, 1996
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------

Current Assets:
  Cash and cash equivalents........................................    $1,815,237       $1,706,767
  Oil and gas royalties receivable.................................       158,534          198,395
  Federal income taxes refundable..................................         7,001               --
                                                                       ----------       ----------
          Total current assets.....................................    $1,980,772       $1,905,162
                                                                       ----------       ----------
Oil, gas and other mineral properties..............................             2                2
                                                                       ----------       ----------
                                                                       $1,980,774       $1,905,164
                                                                       ==========       ==========
                           LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................    $  983,774       $  984,941
  Income distributable to unitholders..............................       278,158          231,749
  Federal income taxes payable.....................................            --              374
                                                                       ----------       ----------
          Total current liabilities................................    $1,261,932       $1,217,064
                                                                       ----------       ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 units at nominal value.......................    $        2       $        2
  Undistributed income.............................................       718,840          688,098
                                                                       ----------       ----------
          Total trust equity.......................................       718,842          688,100
                                                                       ----------       ----------
                                                                       $1,980,774       $1,905,164
                                                                       ==========       ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                      THREE MONTHS               NINE MONTHS
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Income:
  Oil and gas royalties.........................  $217,433     $278,542     $855,740     $696,687
  Interest and other............................    18,535       19,819       54,014       60,062
                                                  --------     --------     --------     --------
                                                  $235,968     $298,361     $909,754     $756,749
                                                  --------     --------     --------     --------
Expenses:
  Production and other taxes....................        --           --          620          620
  General and administrative....................    12,909        9,478       62,982       59,256
                                                  --------     --------     --------     --------
          Total expenses........................    12,909        9,478       63,602       59,876
                                                  --------     --------     --------     --------
  Income before Federal income taxes............   223,059      288,883      846,152      696,873
  Federal income taxes of subsidiary............     4,200        5,000       12,800       12,652
                                                  --------     --------     --------     --------
          Net income............................  $218,859     $283,883     $833,352     $684,221
                                                  ========     ========     ========     ========
Net income per unit.............................      $.16         $.20         $.60         $.49
                                                      ====         ====         ====         ====
Distributions per unit..........................      $.20         $.16         $.58         $.53
                                                      ====         ====         ====         ====

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income........................................................  $  833,352     $  684,221
  Adjustments to reconcile net income to net cash provided by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..........................................      39,861         (8,816)
       Federal income taxes.........................................      (7,001)          (376)
       Accounts payable.............................................      (1,167)        (2,043)
       Federal taxes payable........................................        (374)        (3,993)
                                                                      ----------     ----------
          Net cash provided by operating activities.................     864,671        668,993
                                                                      ----------     ----------
Cash flows from financing activities -- distributions to
  unitholders.......................................................    (756,201)      (746,605)
  Net increase (decrease) in cash and cash equivalents..............     108,470        (77,612)
Cash and cash equivalents at beginning of period....................   1,706,767      1,758,143
                                                                      ----------     ----------
Cash and cash equivalents at end of period..........................  $1,815,237     $1,680,531
                                                                      ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 1996 consisted of $260,431 applicable to the Trust and $458,409 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income for the nine months ended September 30, 1996 amounted to $.60 per unit, an increase of $.11 over the $.49 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.58 per unit in the current period, up $.05 from the $.53 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 90% of income in the current nine month period as compared to approximately 88% in the comparable period last year. Revenue from the sale of oil was responsible for approximately 10% of the Trust's income in the current nine month period, down from approximately 12% in the comparable period last year.

     Three wells were drilled during the current quarter on leases in which Tidelands owns an overriding royalty interest. CNG Producing Company drilled and completed two wells. Well No. A-2(ST) on West Cameron Block 229 was drilled and completed as a gas well and Well No. 5 on West Cameron Block 225 was drilled and tested but the results of the test were not reported. Berlington Resources drilled Well No. 4 on Galveston Block 303 and at last report was in the process of completing and testing the well.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996

     Income from oil and gas royalties decreased approximately 22% in the current quarter as compared to the comparable quarter last year. Natural gas production decreased approximately 35% from a year ago and oil production decreased approximately 42%. The average price received for natural gas in the current quarter increased approximately 20% to $1.98 from $1.64 realized last year. The average price for oil increased approximately 23% to $13.79 from $11.23 realized last year. The increased prices did not entirely offset the decline in production.

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

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended September 30, 1996, and those recorded for the comparable 1995 period, are presented in the following table:

                                                                      1996          1995
                                                                    --------      ---------
    OIL
      Barrels sold................................................     1,875          3,224
      Average price...............................................    $13.79         $11.23
    NATURAL GAS
      mcf sold....................................................    96,611        147,908
      Average price...............................................     $1.98          $1.64

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996

     Income from oil and gas royalties increased approximately 23% in the current nine month period as compared to the comparable period last year. Higher natural gas prices and increased oil production accounted for most of the increase. The average price for natural gas increased approximately 45% to $2.27 from $1.57 realized last year. The average price for oil increased approximately 12% to $14.44 from $12.86 realized last year.

     The quantities of oil and gas sold and the average prices for oil and gas for the nine months ended September 30, 1996, and those recorded for the comparable 1995 period, are presented in the following table:

                                                                      1996          1995
                                                                    --------      ---------
    OIL
      Barrels sold................................................     6,176          6,605
      Average price...............................................    $14.44         $12.86
    NATURAL GAS
      mcf sold....................................................   337,134        390,109
      Average price...............................................     $2.27          $1.57

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIDELANDS ROYALTY TRUST "B"


                                        NationsBank of Texas, N.A., Trustee


November 12, 1996                       By:      /s/  PATRICIA COX
                                            ----------------------------------
                                                      Patricia Cox
                                                     Vice President

November 12, 1996                                /s/  R. RAY BELL
                                            ----------------------------------
                                                      R. Ray Bell
                                               Principal Accounting Officer

                               INDEX TO EXHIBITS

   EXHIBIT NUMBER                                  DESCRIPTION
---------------------------------------------------------------------------------------------
         27          -- Financial Data Schedule