Form 10-K405
period 1996-12-31
TIDELANDS ROYALTY TRUST B
filed 1997-03-28
CIK 276077

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   FOR THE TRANSITION PERIOD FROM ____________________ TO
____________________ .

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

                          UNITS OF BENEFICIAL INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X  NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at March 7, 1997: $4,903,547.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 1996 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

================================================================================

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 1996, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

 FORM 10-K
ITEM NUMBERS                                                           HEADINGS HEREIN
------------                                                           ---------------
PART I       ................................................  General

Item  1.     Business........................................  The Trust, Properties

Item  2.     Properties......................................  Properties

Item  3.     Legal Proceedings...............................  Legal Matters

Item  4.     Submission of Matters to a Vote
             of Security Holders.............................  Unitholder Voting Matters


PART II      ................................................  Financial

Item  5.     Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  Market and Investor Information

Item  6.     Selected Financial Data.........................  Selected Financial Data

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations...  Management's Discussion and Analysis of
                                                                 Financial Condition and Results of
                                                                 Operations

Item  8.     Financial Statements and Supplementary Data.....  Financial Statements and Supplementary
                                                                 Data

Item  9.     Disagreements on Accounting and Financial
             Disclosure......................................  Accounting Matters


PART III     ................................................  Management and Principal Unitholders

Item 10.     Directors and Executive Officers of the
             Registrant......................................  Administrators

Item 11.     Executive Compensation..........................  Management Compensation

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management................................  Principal Unitholders

Item 13.     Certain Relationships and Related
               Transactions..................................  Management Compensation


PART IV      ................................................  Miscellaneous

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................  Exhibits, Financial Statement
                                                                 Schedules, and Reports on
                                                                 Form 8-K

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

     The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. NationsBank of Texas, N.A. serves as corporate trustee and Mr. Chas. G. McBurney serves as individual trustee.

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

     As of December 31, 1996, Chevron and others held interests in eight leases subject to Tidelands' interests in six of the 60 tracts in the Royalty Area. Leases on all six of such tracts contain currently-producing or shut-in wells subject to Tidelands' interests.

     The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein. Chevron has assigned to other operators Chevron's interest in seven leases covering 32,011 acres in the Royalty Area. Chevron has retained an interest in one lease covering 4,364 acres in the Royalty Area. See Note 1 of Notes to Consolidated Financial Statements.

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals: the interest in other minerals is limited to an approximately 4.17% overriding royalty.

     In 1996, approximately 12% of Tidelands' production payment and royalty revenues were attributable to oil and approximately 88% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. Royalty revenue received from Chevron accounted for approximately 30%, 19% and 24% of total royalty revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 62%, 63% and 59% for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     No reports on oil and gas reserves were filed with any federal authority or agency during 1996 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                         1996       1995       1994
                                                        -------    -------    -------
Quantity of royalty oil and gas sold
  Oil (in barrels ("bbls")).........................      7,958      7,804      7,899
  Gas (in thousand cubic feet ("mcf"))..............    416,999    540,597    778,517
Weighted average sales price
  for royalty oil and gas sold
  Oil (per bbl)(1)..................................     $15.92     $12.61     $11.14
  Gas (per mcf).....................................     $ 2.34     $ 1.63     $ 1.88

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

     Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 8 oil and gas leases covering 36,375 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas. In addition to interests in these existing leases, Tidelands is entitled to receive an interest in any lease obtained before April 30, 2001, by Chevron or Elf in the Royalty Area.

     Set forth in the table below is certain information concerning gross productive oil and gas wells and gross leased acres in which Tidelands owns its interests:

Gross Productive Wells --
  Oil...............................................       2
                                                         ===
  Gas...............................................      11
                                                         ===
Gross Leased Acres --
  Productive........................................  36,375
                                                      ======

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     Productive Properties. Productive properties cover 36,375 gross acres under 8 different leases. These 8 leases contain 13 single completion wells. Two of these completions produce oil, and 11 have been completed to produce natural gas and condensate. See "Present Activities."

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period, from January through June 1994, 1995 and 1996. Only fields that were producing at the end of the year are listed. The information in the table is based upon data obtained from the Petroleum Information Corporation. Production from these fields accounted for substantially all of Tidelands' distributable income in 1996.

                                                       NET MCF GAS & OIL
                                                           EQUIVALENT
                                            YEAR           PER DAY(1)
                                           FIRST      --------------------
                 FIELD                    PRODUCED    1996    1995    1994
                 -----                    --------    ----    ----    ----
Offshore Texas
  Galveston Block 303...................    1987      108     143     222
  High Island Block 128.................    1989      416     190     579
Offshore Louisiana
  Sabine Pass Block 13..................    1981      112      80     119
  West Cameron Block 165................    1969      802     946     916
  West Cameron Block 333................    1978       26      84     170

---------------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis.

     Royalty Area. The State of Texas and the United States own all the mineral rights in the Royalty Area and possess the exclusive right to lease their respective areas for oil, gas and other mineral development. Leases are granted on the basis of sealed competitive bids at sales held on specified dates. Companies other than Chevron and Elf have acquired leases in the Royalty Area and it is estimated that these other operators have under lease approximately 430,000 of the 1,370,000 acres therein. This leaves approximately 630,000 acres available for leasing in the Royalty Area. The bulk of the unleased acreage is located in an area about 50 miles southeast of Galveston, Texas.

     Drilling Results. Three wells were drilled during 1996 on leases in which Tidelands owns an overriding royalty interest. Burlington Resources drilled Well No. 4 on Galveston Block 303; the well was completed as a gas well and production commenced in February 1997. The other two wells were drilled in the West Cameron Area. Well No. A-2(st) was sidetracked out of an existing well on West Cameron Block 229 and Well No. 5 was drilled on West Cameron Block 225. Both wells are gas wells. There were no wells drilled in 1995 or 1994 on any lease in which Tidelands has an interest.

     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from 6 of the 8 producing leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

     Published reports indicate that during 1996, Chevron and Elf did not bid on any lease located in the Royalty Area in the two federal lease sales held that year.

     The Minerals Management Service of the United States Department of the Interior received bids in a lease sale in the Central Gulf area on March 6, 1997. The sale covered a portion of the Royalty Area that lies in the West Cameron area. Published reports indicate that neither Chevron nor Elf made a bid on any block located in the Royalty Area.

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

                           UNITHOLDER VOTING MATTERS

     During 1996, no matter was submitted by Tidelands to a vote of its unitholders.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 451 unitholders of record as of March 19, 1997. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 1996.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD's Bulletin Board under the symbol "TIRTZ". The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

                                          BID QUOTATION
                CALENDAR                  --------------      DISTRIBUTIONS
                  YEAR                    HIGH      LOW        (PER UNIT)
                --------                  -----    -----      -------------
1996
  First quarter.........................  $6.75    $5.75            $.17
  Second quarter........................   6.75     5.00             .21
  Third quarter.........................   5.75     4.75             .20
  Fourth quarter........................   6.38     4.75             .16
1995
  First quarter.........................  $8.50    $6.50            $.18
  Second quarter........................   7.75     6.50             .18
  Third quarter.........................   7.50     6.00             .16
  Fourth quarter........................   7.00     6.00             .17

     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Prior to February 27, 1997, the units of beneficial interest in the Trust traded on the Nasdaq's Small Cap Market. The Trust's units were delisted because the Trust did not meet the Nasdaq's minimum assets and equity criteria. Management of the Trust believes that Nasdaq's action was not based on any deterioration of the Trust's financial condition or prospects. Since 1993, the Trust was listed pursuant to an exception from Nasdaq's continued listing criteria. Nasdaq notified the Trust that its determination not to continue this exception was based in part on "the emergence of the [Over the Counter Bulletin Board] as a viable option for companies not qualifying for continued inclusion on Nasdaq."

     Management of the Trust believes that the Over the Counter Market will prove to be a satisfactory market mechanism for trading in the units. Actual results, of course, may vary and will depend on the number of market makers who are active in the units, the number of buyers and sellers of units, the prices at which such buyers and sellers are willing to sell, and the future results of the Trust's operation.

     Tidelands must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and gas royalties exceeds administrative costs.

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 1996, nor has it passed upon its accuracy or adequacy. While Tidelands' Form 10-K (excluding exhibits) for the year ended December 31, 1996, is included in toto in Tidelands' 1996 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Patricia Cox, NationsBank of Texas, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
Income -- oil and gas royalties......  $1,103,926   $  978,172   $1,555,352   $4,022,181   $  957,900
Net income...........................  $1,076,335   $  965,004   $1,499,244   $3,924,078   $  915,636
Net income per unit..................        $.78         $.70        $1.08        $2.83         $.66
Distributions to unitholders.........  $1,029,524   $  960,169   $2,142,298   $3,318,978   $  905,177
Distributions per unit...............        $.74         $.69        $1.55        $2.39         $.65
Total assets.........................  $1,945,260   $1,905,164   $1,909,605   $3,928,046   $1,795,028

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

  General

     Distributions to unitholders amounted to $.74 per unit in 1996, an increase of $.05 over the $.69 distributed in 1995. Distributions in 1994 and 1993 included royalties on 3 gas wells that are no longer producing and that did not contribute substantially to the Trust's income in 1996 and 1995.

     The average daily production of oil and gas (stated in mcf equivalents) to Tidelands' interest was 1,508 mcf per day in the first quarter of 1996, but declined to 1,006 mcf per day in the fourth quarter.

     Natural gas prices increased 44% in 1996 over the prices of 1995. In 1995 the average price received for natural gas by Tidelands was $1.63 per mcf and in 1996 the price increased to $2.34. However, gas prices weakened in the first months of 1997. Spot market prices for gas in the Gulf of Mexico were quoted as low as $1.70 for February 1997 deliveries.

     Tidelands is due to commence receiving royalties in 1997 from a new gas well completed by Burlington Resources on Galveston Block 303. Tidelands has an overriding royalty interest of approximately 4% in the lease on this block.

     Royalties on oil and condensate amounted to 12% of Tidelands' revenue in 1996. The average price received by Tidelands for oil in 1995 amounted to $12.61 per barrel and increased to $15.92 per barrel in 1996. Two oil wells on Sabine Pass Block 13 account for most of the revenue from oil. The posted price for oil delivered onshore from this block averaged $21.54 in 1996, but Tidelands' average price was less because of the high cost of transporting the oil from the production platform to the onshore market.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests (4.17%)in such properties will not be further reduced.

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

OIL AND GAS ROYALTIES -- 1995 AND 1996

     Income from oil and gas royalties increased 13% in 1996 as compared to 1995. Gas royalties accounted for 88% of income from royalties in 1996. The price received for gas during 1996 increased 44% from 1995 to $2.34 per mcf.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                      CHANGE FROM
                                                                     1995 TO 1996
                                                                  -------------------
                                             1996        1995      AMOUNT     PERCENT
                                          ----------   --------   ---------   -------
Income:
  Oil royalties(1)......................  $  126,680   $ 98,423   $  28,257      28%
  Gas royalties.........................     977,246    879,749      97,497      11%
                                          ----------   --------   ---------
                                          $1,103,926   $978,172   $ 125,754      13%
                                          ==========   ========   =========
Net production quantities
  Oil (bbls)............................       7,958      7,804         154       2%
  Gas (mcf).............................     416,999    540,597    (123,598)    (23)%
Average net prices
  Oil(1)................................  $    15.92   $  12.61   $    3.31      26%
  Gas...................................  $     2.34   $   1.63   $     .71      44%

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

                           COMPARATIVE OPERATING DATA

                                                                              CHANGE FROM
                                                                             1994 TO 1995
                                                                          -------------------
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

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are presented on pages 11-17 hereof:

                                                                     PAGE
                                                                    ------
--  Independent Auditors' Report................................      11

--  Consolidated Balance Sheets as of December 31, 1996 and
      1995......................................................      12

--  Consolidated Statements of Income and Undistributed Income
      for the Three Years Ended December 31, 1996...............      13

--  Consolidated Statements of Cash Flows for the Three Years
      Ended
      December 31, 1996.........................................      14

--  Notes to Consolidated Financial Statements..................      15

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 1996 and 1995 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Tidelands was created by a trust agreement effective June 1, 1954 and there is no provision for the election of directors and officers. However, the agreement does provide for the appointment of an individual trustee and a corporate trustee.

     NationsBank of Texas, N.A. is the corporate trustee and Mr. Chas. G. McBurney of Dallas, Texas is the individual trustee.

     Mr. McBurney is 87 years old and for at least the past five years has been engaged in the management of his investments.

     Prior to October 21, 1996, Mr. L.C. Paslay served as the Individual Trustee of the Trust. In October 1996, Mr. Paslay notified the Trust that he was resigning his position as Individual Trustee. Management of the Trust understands that Mr. Paslay resigned for personal reasons. Pursuant to Section 5 of Article VI of the Indenture under which the Trust was created, Mr. Chas. G. McBurney became the Individual Trustee of the Trust, effective on October 21, 1996.

     The trustees have entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, parent of Tidelands) to share certain administrative expenses. Mr. R. Ray Bell may be considered a significant employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception. He is a certified public accountant, 69 years old, and a graduate of Midwestern State University in Wichita Falls, Texas, with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine Petroleum Trust, as vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 1996, Tidelands paid or accrued fees of $14,210 to NationsBank of Texas, N.A., as corporate trustee. The individual trustee served without compensation.

     During Tidelands' fiscal year ended December 31, 1996, Tidelands paid $23,752 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of the trusts' gross receipts to the total gross receipts of both trusts.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                                   AMOUNT
                                                                                BENEFICIALLY
                                                                                OWNED AS OF
                                                    NAME AND ADDRESS            DECEMBER 31,    PERCENT
             TITLE OF CLASS                        OF BENEFICIAL OWNER              1996        OF CLASS
             --------------                        -------------------          ------------    --------
Units of Beneficial Interest.............    Marine Petroleum Trust               452,366        32.6%
                                             P.O. Box 830241
                                             Dallas, Texas 75283-0241

     In addition, as of December 31, 1996, Cede & Company held of record 592,703 units of beneficial interest of Tidelands, or approximately 41% of the total units outstanding.

     The following table sets forth the number of units of beneficial interest of Marine Petroleum Trust, a parent of Tidelands, beneficially owned by Mr. L.
C. Paslay and by Mr. Chas. G. McBurney (Mr. Paslay and Mr. McBurney did not directly own any units in Tidelands as of December 31, 1996):

                                                                      AMOUNT AND NATURE
                                                                   OF BENEFICIAL OWNERSHIP   PERCENT OF
     BENEFICIAL OWNER                    TITLE OF CLASS            AS OF DECEMBER 31, 1996     CLASS
     ----------------                    --------------            -----------------------   ----------
L.C. Paslay................    Units of Beneficial Interest in
                               Marine Petroleum Trust                      286,469            4.67%(1)
Chas. G. McBurney..........    Units of Beneficial Interest in
                               Marine Petroleum Trust                       81,966            1.34%(2)

---------------

(1) Represents percentage of units owned by Mr. Paslay in Marine Petroleum Trust (14.32%) multiplied by the percentage of units in Tidelands owned by Marine Petroleum Trust (32.6%), a "parent" of Tidelands.

(2) Represents percentage ownership of units by Mr. McBurney in Marine Petroleum Trust (4.10%) multiplied by the percentage of units in Tidelands owned by Marine Petroleum Trust (32.6%), a "parent" of Tidelands.

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

    (22)   Subsidiaries.

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
March 7, 1997

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                 1996              1995
                                                              ----------        ----------
Current assets:
  Cash and cash equivalents.................................  $1,763,020        $1,706,767
  Oil and gas royalties receivable..........................     175,012           198,395
  Federal income taxes receivable...........................       7,226                --
                                                              ----------        ----------
            Total current assets............................   1,945,258         1,905,162
Oil, gas and other mineral properties.......................           2                 2
                                                              ----------        ----------
                                                              $1,945,260        $1,905,164
                                                              ==========        ==========
                               LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).................................  $  983,433        $  984,941
  Income distributable to unitholders.......................     226,916           231,749
  Federal income taxes payable..............................          --               374
                                                              ----------        ----------
            Total current liabilities.......................   1,210,349         1,217,064
                                                              ----------        ----------

Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest,
     issued 1,386,375 units at nominal value................           2                 2
  Undistributed income (note 2).............................     734,909           688,098
                                                              ----------        ----------
            Total trust equity..............................     734,911           688,100
                                                              ----------        ----------
                                                              $1,945,260        $1,905,164
                                                              ==========        ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $1,103,926    $  978,172    $1,555,352
  Interest and other...................................      72,843        79,451        55,572
                                                         ----------    ----------    ----------
            Total income...............................   1,176,769     1,057,623     1,610,924
                                                         ----------    ----------    ----------
Expenses:
  Production and other taxes...........................         620           620           620
  General and administrative...........................      82,514        75,347       100,460
                                                         ----------    ----------    ----------
            Total expenses.............................      83,134        75,967       101,080
                                                         ----------    ----------    ----------
            Income before Federal income taxes.........   1,093,635       981,656     1,509,844
Federal income taxes of subsidiary (note 1(d)).........      17,300        16,652        10,600
                                                         ----------    ----------    ----------
            Net income.................................   1,076,335       965,004     1,499,244
Undistributed income at beginning of year..............     688,098       683,263     1,326,317
                                                         ----------    ----------    ----------
                                                          1,764,433     1,648,267     2,825,561
Distributions to unitholders...........................   1,029,524       960,169     2,142,298
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $  734,909    $  688,098    $  683,263
                                                         ==========    ==========    ==========
Net income per unit....................................        $.78          $.70         $1.08
Distributions per unit.................................        $.74          $.69         $1.55
Weighted average units outstanding.....................   1,386,375     1,386,375     1,386,375
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                           1996          1995           1994
                                                        ----------    -----------    ----------
Cash flows from operating activities:
  Net income..........................................  $1,076,335    $   965,004    $1,499,244
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Accounts receivable............................      23,383        (46,935)        3,631
       Federal income taxes...........................      (7,600)        (3,619)       18,593
       Accounts payable...............................      (1,508)        (2,384)     (168,746)
                                                        ----------    -----------    ----------
          Net cash provided by operating activities...   1,090,610        912,066     1,352,722
                                                        ----------    -----------    ----------
Cash flows from financing activities -- distributions
  to unitholders......................................  (1,034,357)      (963,442)   (3,352,932)
                                                        ----------    -----------    ----------
          Net increase (decrease) in cash and cash
            equivalents...............................      56,253        (51,376)   (2,000,210)
Cash and cash equivalents at beginning of year........   1,706,767      1,758,143     3,758,353
                                                        ----------    -----------    ----------
Cash and cash equivalents at end of year..............  $1,763,020    $ 1,706,767    $1,758,143
                                                        ==========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     The Trust was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951. Royalty revenue received from Chevron accounted for approximately 30%, 19% and 24% of total royalty revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 62%, 63% and 59% for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     At December 31, 1996 and 1995, Marine Petroleum Trust owned 32.6% of the Trust's outstanding units of beneficial interest.

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

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $1,103,926, $978,172 and $1,555,352 in 1996, 1995 and 1994,
respectively.

  (d) Federal Income Taxes

     No provision has been made for Federal income taxes on the Trust's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 95% to be distributed to the Trust and after deducting statutory depletion.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

  (e) Credit Risk Concentration and Cash Equivalents

     Financial instruments which potentially subject the Trust and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and unsecured oil and gas royalties receivable. The Trust and its wholly-owned subsidiary place their cash investments with financial institutions that management considers creditworthy and limit the amount of credit exposure from any one financial institution. Royalties receivable are from large creditworthy companies and the Trust historically has not encountered collection problems. The estimated fair values of cash equivalents and oil and gas royalties receivable approximate the carrying values due to the short term nature of these financial instruments.

     Cash equivalents of $1,406,325 and $1,339,089 at December 31, 1996 and 1995, respectively, consist of cash held in money market and overnight government backed securities accounts. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f) Statements of Cash Flows

     The Trust paid $24,900 and $20,271 in Federal income taxes in 1996 and 1995, respectively. The Trust received a $7,993 refund of Federal income taxes in 1994. No payments of interest were made in 1996, 1995 and 1994.

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

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $477,907 and $403,506 applicable to the subsidiary corporation at December 31, 1996 and 1995, respectively.

(3) OVERPAID ROYALTIES

     The Trust has recorded estimated royalty overpayments which may have been received by the Trust in various years from 1988 through 1993. A potential liability for the estimated amount of the overpayments is reflected in accounts payable in the accompanying consolidated balance sheets.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's royalty interests is not presented because such information is not available to the Trust. The Trust's share of oil and gas produced for its royalty interests was as follows: oil (barrels) -- 7,958 in 1996, 7,804 in 1995 and 7,899 in 1994; and gas
(mcf) -- 416,999 in 1996, 540,597 in 1995 and 778,517 in 1994.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 1996 and 1995 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                      OIL AND GAS     TOTAL         NET        NET INCOME
                                       ROYALTIES     EXPENSES      INCOME       PER UNIT
                                      -----------    --------    ----------    ----------
Quarter ended:
  March 31, 1996....................  $  292,949     $ 20,296    $  286,663      $ .21
  June 30, 1996.....................     345,358       30,397       327,830        .24
  September 30, 1996................     217,433       12,909       218,859        .16
  December 31, 1996.................     248,186       19,532       242,983        .17
                                      ----------     --------    ----------      -----
                                      $1,103,926     $ 83,134    $1,076,335      $ .78
                                      ==========     ========    ==========      =====
Quarter ended:
  March 31, 1995....................  $  261,326     $ 22,421    $  254,268      $ .18
  June 30, 1995.....................     156,819       27,977       146,070        .11
  September 30, 1995................     278,542        9,478       283,883        .21
  December 31, 1995.................     281,485       16,091       280,783        .20
                                      ----------     --------    ----------      -----
                                      $  978,172     $ 75,967    $  965,004      $ .70
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

                                            Tidelands Royalty Trust "B"
                                            (Registrant)

                                            By: NationsBank of Texas, N.A.
                                              (in its capacity as Corporate
                                                Trustee of Tidelands Royalty
                                                Trust "B" and not in its
                                                individual capacity or
                                                otherwise)


Date: March 27, 1997                        By:      /s/  PATRICIA COX
                                                         Patricia Cox
                                                        Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                         CAPACITIES
                        ----                                         ----------                       DATE
NationsBank of Texas, N.A.                               Corporate Trustee                            March 27, 1997

           By:          /s/  PATRICIA COX
                    Patricia Cox
                   Vice President

                   /s/  CHAS. G. McBURNEY                Individual Trustee                           March 27, 1997
                  Chas. G. McBurney

                        /s/  R. RAY BELL                 Principal Accounting Officer                 March 27, 1997
                     R. Ray Bell

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                              DESCRIPTION                              PAGE
------------                         -----------                          ------------
   (22)      -- Subsidiaries.
     27      -- Financial Data Schedule.