Form 10-Q
period 1997-03-31
TIDELANDS ROYALTY TRUST B
filed 1997-05-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                             Yes   X     No
                                 -----       -----

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       March 31, 1997
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375


================================================================================

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 1997           1996
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,825,172     $1,763,020
  Oil and gas royalties receivable..........................     118,255        175,012
  Federal income taxes receivable...........................       3,526          7,226
                                                              ----------     ----------
          Total current assets..............................  $1,946,953     $1,945,258
                                                              ----------     ----------
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,946,955     $1,945,260
                                                              ==========     ==========
                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  984,881     $  983,433
  Income distributable to unitholders.......................     230,314        226,916
                                                              ----------     ----------
          Total current liabilities.........................  $1,215,195     $1,210,349
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......  $        2     $        2
  Undistributed income......................................     731,758        734,909
                                                              ----------     ----------
                                                                 731,760        734,911
                                                              ----------     ----------
          Total trust equity................................  $1,946,955     $1,945,260
                                                              ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Income:
  Oil and gas royalties.....................................  $232,313    $292,949
  Interest and other........................................    18,461      17,785
                                                              --------    --------
                                                              $250,774     310,734
                                                              --------    --------
Expenses:
  Production and other taxes................................       620         620
  General and administrative................................    19,293      19,676
                                                              --------    --------
          Total expenses....................................    19,913      20,296
                                                              --------    --------
  Income before Federal income taxes........................   230,861     290,438
  Federal income taxes of subsidiary........................     3,700       3,775
                                                              --------    --------
          Net income........................................  $227,161    $286,663
                                                              ========    ========
Net income per unit.........................................  $   0.16    $   0.21
                                                              ========    ========
Distributions per unit......................................  $   0.17    $   0.17
                                                              ========    ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  227,161    $  286,663
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..................................      56,757       (23,398)
       Federal income taxes.................................       3,700        (2,225)
       Accounts payable.....................................       1,448        (1,541)
                                                              ----------    ----------
          Net cash provided by operating activities.........     289,066       259,499
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (226,914)     (231,747)
  Net increase (decrease) in cash and cash equivalents......      62,152        27,752
Cash and cash equivalents at beginning of period............   1,763,020     1,706,767
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,825,172    $1,734,519
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended December 31, 1996. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 1997 consisted of $237,514 applicable to the Trust and $494,244 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income amounted to $.16 per unit in the current quarter ended March 31, 1997, which is approximately the income level experienced for the past three quarters. Net income for the quarter ended March 31, 1996 was $.21 per unit.

     Prices received for oil and gas were significantly higher in the current quarter as compared to those of a year ago but were not high enough to offset the decline in the volumes of oil and gas sold.

     Approximately 88% of the Trust's income in the current quarter resulted from the sale of natural gas. This percentage decreased slightly from 90% a year ago. Approximately 12% of the Trust's income in the current quarter resulted from the sale of oil. This percentage increased slightly from 10% a year ago. The Trust's results for the current quarter reflect a $3.73 per barrel increase in the price of oil and a $.50 per mcf increase in the price of gas.

     Burlington Resources has drilled two successful gas wells on Galveston Block 303 and has started a third well. Tidelands holds a 4.17% overriding royalty interest in the block. These new wells are not expected to affect Tidelands' distributions before the second half of the year.

     The United States, through its Minerals Management Service, conducted a lease sale in the Central Gulf of Mexico Area on March 5, 1997. The unleased portion of the Trust's "Contract Area" covers approximately 71,200 acres that were available for lease at the sale. Neither Chevron nor Elf bid on any of the tracts in the Trust's "Contract Area," but nine of such tracts covering 24,850 acres were bid on by other bidders. Leases granted to such other bidders are not subject to the Trust's interests.

     The Trust's revenues are derived from the oil and gas production of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including without limitation the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the contract dated April 30, 1951 between the Trust's predecessors and Gulf Oil Corporation of their efforts to obtain leases in the area that is subject to the Trust's interests.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997

     Income from oil and gas royalties decreased approximately 21% in the current quarter from that realized in the comparable quarter in 1996. Higher oil and gas prices did not offset the decline in production and sale of both oil and gas.

     The quantities of oil and gas sold and the average prices for oil and gas for the three month periods ended March 31, 1997 and 1996 are presented in the following table:

                                                               1997         1996
                                                              -------      -------
OIL
  Barrels sold..............................................    1,576        2,085
  Average price.............................................   $16.93       $13.20

NATURAL GAS
  Mcf sold..................................................   77,609      123,237
  Average price.............................................    $2.65        $2.15

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Trust filed a Current Report on Form 8-K dated February 24, 1997, to report that the Trust's units of beneficial interest would cease to be traded on the Nasdaq Small Cap Market on February 27, 1997 and that thereafter trading in such units would occur through the Over the Counter Bulletin Board.

     There were no other events reportable under Part II of the Quarterly Report on Form 10-Q.

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

                                                            TIDELANDS ROYALTY TRUST "B"
                                                            NationsBank of Texas, N.A., Trustee

May 12, 1997                                                                By: /s/ PATRICIA COX
                                                              -------------------------------------------------
                                                                                Patricia Cox
                                                                               Vice President

May 12, 1997                                                                   /s/ R. RAY BELL
                                                            -----------------------------------------------------
                                                                                 R. Ray Bell
                                                                        Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit                 Description
-------                 -----------
27                 Financial Data Schedule
