Form 10-Q
period 1997-06-30
TIDELANDS ROYALTY TRUST B
filed 1997-08-13
CIK 276077

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       June 30, 1997
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

================================================================================

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,716,781     $1,763,020
  Oil and gas royalties receivable..........................     282,748        175,012
  Federal income taxes refundable...........................       3,978          7,226
                                                              ----------     ----------
          Total current assets..............................  $2,003,507     $1,945,258
                                                              ----------     ----------
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $2,003,509     $1,945,260
                                                              ==========     ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  982,333     $  983,433
  Income distributable to unitholders.......................     184,816        226,916
                                                              ----------     ----------
          Total current liabilities.........................  $1,167,149     $1,210,349
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......  $        2     $        2
  Undistributed income......................................     836,358        734,909
                                                              ----------     ----------
                                                                 836,360        734,911
                                                              ----------     ----------
          Total trust equity................................  $2,003,509     $1,945,260
                                                              ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                      THREE MONTHS             SIX MONTHS
                                                  --------------------    --------------------
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
Income:
  Oil and gas royalties.........................  $291,695    $345,358    $524,008    $638,307
  Interest and other............................    19,794      17,694      38,255      35,479
                                                  --------    --------    --------    --------
                                                  $311,489    $363,052    $562,263    $673,786
                                                  --------    --------    --------    --------
Expenses:
  Production and other taxes....................         0                     620         620
  General and administrative....................    18,176      30,397      37,469      50,073
                                                  --------    --------    --------    --------
          Total expenses........................    18,176      30,397      38,089      50,693
                                                  --------    --------    --------    --------
  Income before Federal income taxes............   293,313     332,655     524,174     623,093
  Federal income taxes of subsidiary............     3,900       4,825       7,600       8,600
                                                  --------    --------    --------    --------
          Net income............................  $289,413    $327,830    $516,574    $614,493
                                                  ========    ========    ========    ========
Net income per unit.............................  $   0.21    $   0.24    $   0.37    $   0.44
Distributions per unit..........................  $   0.13    $   0.21    $   0.30    $   0.38

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  516,574    $  614,493
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..................................    (107,736)      (32,742)
       Federal income taxes.................................       3,248        (6,850)
       Accounts payable.....................................      (1,100)         (214)
                                                              ----------    ----------
          Net cash provided by operating activities.........     410,986       574,687
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (457,225)     (461,818)
  Net increase (decrease) in cash and cash equivalents......     (46,239)      112,869
Cash and cash equivalents at beginning of period............   1,763,020     1,706,767
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,716,781    $1,819,636
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of June 30, 1997 consisted of $325,198 applicable to the Trust and $511,160 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income for the six months ended June 30, 1997 amounted to $.21 per unit, a decrease of $.03 over the $.24 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.13 per unit in the current period, a decrease of $.08 from the $.21 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 86% of income in the current six month period as compared to approximately 90% in the comparable period last year. Revenue from the sale of oil was responsible for approximately 14% of the Trust's income in the current six month period, up from approximately 10% in the comparable period last year. The change in the ratio of income from the sale of natural gas to income from the sale of oil resulted primarily from lower natural gas production in the current six month period.

     Natural gas production has declined in two fields in which the Trust has an interest. During the quarter ended June 30, 1996, the High Island Block 128 Field produced natural gas to the Trust's interest at a rate of approximately 450 mcf per day. During the quarter ended June 30, 1997, production to the Trust's interest on the High Island Block 128 Field had declined to approximately 150 mcf per day. During the quarter ended June 30, 1996, the West Cameron Block 165 Field produced natural gas to the Trust's interest at a rate of approximately 700 mcf per day. During the quarter ended June 30, 1997, production to the Trust's interest on the West Cameron Block 165 Field had declined to approximately 300 mcf per day.

     Burlington Resources has completed three natural gas wells on Galveston Block 303, which is subject to the Trust's interest. One of these new wells produced 69,212 mcf of natural gas to the Trust's interest during the current quarter, representing approximately 65% of the natural gas production attributable to the Trust during such quarter. The Trust has not been advised on the productivity or timing of the other two wells.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996

     Income from oil and gas royalties decreased approximately 16% in the current quarter as compared to the comparable quarter last year. Lower natural gas prices and decreased gas production primarily accounted for this decrease. The average price for natural gas decreased approximately 13% to $2.30 from the $2.64 realized last year. The average price for oil decreased approximately 14% to $13.95 from the $16.16 realized last year.

     Production of natural gas during the current quarter declined on the High Island Block 128 Field and the West Cameron Block 165 Field. See -- General.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended June 30, 1997, and those recorded for the comparable 1996 period, are presented in the following table:

                                                               1997          1996
                                                              -------      --------
OIL
  Barrels sold..............................................    3,287         2,216
  Average Price.............................................   $13.95        $16.16

NATURAL GAS
  mcf sold..................................................  106,286       117,286
  Average price.............................................    $2.30         $2.64

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1997

     Income from oil and gas royalties decreased approximately 18% in the current six month period as compared to the comparable six month period last year. Lower gas production accounted for most of the decrease. The average price for natural gas increased approximately 3% to $2.45 from the $2.39 realized last year. The average price for oil increased approximately 1% to $14.92 from the $14.72 realized last year. Royalties from the sale of oil increased due to an approximately 13% increase in the volume of oil produced and sold.

     The quantities of oil and gas sold and the average prices for oil and gas for the six months ended June 30, 1997, and those recorded for the comparable 1996 period, are presented in the following table:

                                                               1997          1996
                                                              -------      --------
OIL
  Barrels sold..............................................    4,863         4,301
  Average Price.............................................   $14.92        $14.72

NATURAL GAS
  mcf sold..................................................  184,554       240,523
  Average price.............................................    $2.45         $2.39

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


                                        TIDELANDS ROYALTY TRUST "B"
                                        NationsBank of Texas, N.A., Trustee

August 11, 1996                         By:       /s/  PATRICIA COX
                                           -----------------------------------
                                                      Patricia Cox
                                                     Vice President

August 11, 1996                                   /s/  R. RAY BELL
                                        --------------------------------------
                                                      R. Ray Bell
                                              Principal Accounting Officer

TIDELANDS ROYALTY TRUST "B"
C/O NATIONSBANK OF TEXAS, N.A.
P.O. BOX 830241
DALLAS, TEXAS 75283-0241

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                                  DESCRIPTION
------------------   ----------------------------------------------------------
         27          -- Financial Data Schedule