Form 10-Q
period 1997-09-30
TIDELANDS ROYALTY TRUST B
filed 1997-11-13
CIK 276077

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                     September 30, 1997
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

================================================================================

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------

Current Assets:
  Cash and cash equivalents.................................   $1,670,785       $1,763,020
  Oil and gas royalties receivable..........................      509,666          175,012
  Federal income taxes receivable...........................        4,678            7,226
                                                               ----------       ----------
          Total current assets..............................   $2,185,129       $1,945,258
                                                               ----------       ----------
Oil, gas and other mineral properties.......................            2                2
                                                               ----------       ----------
                                                               $2,185,131       $1,945,260
                                                               ==========       ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................   $  990,358       $  983,433
  Income distributable to unitholders.......................      121,191          226,916
                                                               ----------       ----------
          Total current liabilities.........................   $1,111,549       $1,210,349
                                                               ----------       ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......   $        2       $        2
  Undistributed income......................................    1,073,580          734,909
                                                               ----------       ----------
          Total trust equity................................    1,073,582          734,911
                                                               ----------       ----------
                                                               $2,185,131       $1,945,260
                                                               ==========       ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                      THREE MONTHS            NINE MONTHS
                                                  --------------------    --------------------
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
Income:
  Oil and gas royalties.........................  $373,876    $217,433    $897,884    $855,740
  Interest and other............................    19,867      18,535      58,122      54,014
                                                  --------    --------    --------    --------
                                                  $393,743    $235,968    $956,006    $909,754
                                                  --------    --------    --------    --------
Expenses:
  Production and other taxes....................         0                     620         620
  General and administrative....................    32,033      12,909      69,502      62,982
                                                  --------    --------    --------    --------
          Total expenses........................    32,033      12,909      70,122      63,602
                                                  --------    --------    --------    --------
  Income before Federal income taxes............   361,710     223,059     885,884     846,152
  Federal income taxes of subsidiary............     3,300       4,200      10,900      12,800
                                                  --------    --------    --------    --------
          Net income............................  $358,410    $218,859    $874,984    $833,352
                                                  ========    ========    ========    ========
Net income per unit.............................     $0.26       $0.16       $0.63       $0.60
                                                  ========    ========    ========    ========
Distributions per unit..........................     $0.13       $0.20       $0.39       $0.58
                                                  ========    ========    ========    ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  874,984    $  833,352
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Changes in assets and liabilities:
       Accounts receivable..................................    (334,654)       39,861
       Federal income taxes.................................       2,548        (7,375)
       Accounts payable.....................................       6,925        (1,167)
                                                              ----------    ----------
          Net cash provided by operating activities.........     549,803       864,671
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (642,038)     (756,201)
  Net increase (decrease) in cash and cash equivalents......     (92,235)      108,470
Cash and cash equivalents at beginning of period............   1,763,020     1,706,767
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,670,785    $1,815,237
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 1997 consisted of $546,577 applicable to the Trust and $527,003 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income for the nine months ended September 30, 1997 amounted to $.63 per unit, an increase of $.03 over the $.60 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.38 per unit in the current nine-month period, down $.19 from the $.58 per unit distributed in the comparable period a year ago. Approximately 70% of the Trust's net income for the current quarter resulted from royalties attributable to wells located on Galveston Block 303. On the date on which the distributions for the current quarter were determined, the Trust had not received payments in respect of such royalties. The Trust understands that this payment disruption was temporary and the Trust now is receiving payments on an orderly basis from production on Galveston Block 303.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 87% of income in the current nine month period as compared to approximately 90% in the comparable period last year. Revenue from the sale of oil was responsible for approximately 13% of the Trust's income in the current nine month period, as compared to approximately 10% in the comparable period last year.

     There were no drilling operations during the current quarter on leases subject to the Trust's interest.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997

     Income from oil and gas royalties increased approximately 62% in the current quarter as compared to the comparable quarter last year. Natural gas production increased approximately 68% from a year ago and oil production increased approximately 92%. Production of oil from the Sabine Pass Block 13 field accounted for most of the increased oil production. The average price received for natural gas in the current quarter increased approximately 2% to $2.02 from $1.98 realized last year. The average price for oil decreased approximately 5% to $13.10 from $13.79 realized last year. Production from older gas wells that are subject to the Trust's interest continued to decline in the current quarter.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended September 30, 1997, and those recorded for the comparable 1996 period, are presented in the following table:

                                                                1997         1996
                                                              --------      -------
OIL
  Barrels sold..............................................     3,608        1,875
  Average price.............................................  $  13.10      $ 13.79

NATURAL GAS
  mcf sold..................................................   161,936       96,611
  Average price.............................................  $   2.02      $  1.98

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1997

     Income from oil and gas royalties increased approximately 5% in the current nine month period as compared to the comparable period last year. The average price for natural gas decreased approximately 1% to $2.25 from $2.27 realized last year. The average price for oil decreased approximately 2% to $14.14 from $14.44 realized last year.

     The quantities of oil and gas sold and the average prices for oil and gas for the nine months ended September 30, 1997, and those recorded for the comparable 1996 period, are presented in the following table:

                                                                1997          1996
                                                              --------      --------
OIL
  Barrels sold..............................................     8,471         6,176
  Average price.............................................  $  14.14      $  14.44

NATURAL GAS
  mcf sold..................................................   346,480       337,134
  Average price.............................................  $   2.25      $   2.27

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

                                                      TIDELANDS ROYALTY TRUST "B"
                                                      NationsBank of Texas, N.A., Trustee

November 13, 1997                                                   By: /s/ PATRICIA COX
                                                      ------------------------------------------------
                                                                        Patricia Cox
                                                                       Vice President

November 13, 1997                                                     /s/ R. RAY BELL
                                                      ------------------------------------------------
                                                                        R. Ray Bell
                                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule