Form 10-K405
period 1997-12-31
TIDELANDS ROYALTY TRUST B
filed 1998-03-30
CIK 276077

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at March 6, 1998: $6,187,810.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 1997 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

================================================================================

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 1997, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

 FORM 10-K
ITEM NUMBERS
------------                                                               HEADINGS HEREIN
                                                               General
PART I                                                    ...

Item  1.     Business........................................  The Trust, Properties

Item  2.     Properties......................................  Properties

Item  3.     Legal Proceedings...............................  Legal Matters

Item  4.     Submission of Matters to a Vote
             of Security Holders.............................  Unitholder Voting Matters

                                                               Financial
PART II                                                   ...

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
             Disclosure......................................  Accounting Matters

                                                               Management and Principal Unitholders
PART III                                                  ...

Item 10.     Directors and Executive Officers of the
             Registrant......................................  Administrators

Item 11.     Executive Compensation..........................  Management Compensation

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management................................  Principal Unitholders

Item 13.     Certain Relationships and Related
               Transactions..................................  Management Compensation

                                                               Miscellaneous
PART IV                                                   ...

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

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). If Chevron or Elf acquires a lease or leases on one of the 60 tracts before April 30, 2001, and if oil or gas is produced and sold from any such tract, then Chevron or Elf, as the case may be, will make production payments to Tidelands in an amount equal to approximately 12.5% of the value of the oil and gas sold from such tract until the sum of $1,500,000 has been paid on such tract. Thereafter, Tidelands' interest in such tract will be converted to an overriding royalty and Tidelands will receive payments equal to approximately 4.17% of the value of the oil and gas sold as long as the lease on such tract exists. This interest applies to each of the 60 tracts that constitute the Royalty Area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of December 31, 1997, Chevron and others held interests in seven leases subject to Tidelands' interests in six of the 60 tracts in the Royalty Area. Leases on all six of such tracts contain currently-producing or shut-in wells subject to Tidelands' interests.

     The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein. Chevron has assigned to other operators Chevron's interest in six leases covering 27,011 acres in the Royalty Area. Chevron has retained an interest in one lease covering 4,364 acres in the Royalty Area. See Note 1 of Notes to Consolidated Financial Statements.

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals: the interest in other minerals is limited to an approximately 4.17% overriding royalty.

     In 1997, approximately 12% of Tidelands' production payment and royalty revenues were attributable to oil and approximately 88% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. Royalty revenue received from Chevron accounted for approximately 13%, 30% and 19% of total royalty revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 41%, 62% and 63% for the years ended December 31, 1997, 1996 and 1995, respectively. Also, in 1997, royalties received from Burlington Resources amounted to 34% of total receipts.

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

     No reports on oil and gas reserves were filed with any federal authority or agency during 1997 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                         1997       1996       1995
                                                        -------    -------    -------
Quantity of royalty oil and gas sold
  Oil (in barrels ("bbls")).........................     10,348      7,958      7,804
  Gas (in thousand cubic feet ("mcf"))..............    495,734    416,999    540,597
Weighted average sales price
  for royalty oil and gas sold
  Oil (per bbl)(1)..................................     $14.04     $15.92     $12.61
  Gas (per mcf).....................................     $ 2.25     $ 2.34     $ 1.63

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

     Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 7 oil and gas leases covering 31,375 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas. In addition to interests in these existing leases, Tidelands is entitled to receive an interest in any lease obtained before April 30, 2001, by Chevron or Elf in the Royalty Area.

     Set forth in the table below is certain information concerning gross productive oil and gas wells and gross leased acres in which Tidelands owns its interests:

Gross Productive Wells --
  Oil...............................................       4
                                                          ==
  Gas...............................................      11
                                                          ==
Gross Leased Acres --
  Productive........................................  31,375
                                                      ======

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     Productive Properties. Productive properties cover 31,375 gross acres under 7 different leases. These 7 leases contain 15 wells, two of which are dual-completion wells. Four of these wells produce oil, and 11 wells have been completed to produce natural gas and condensate. See "Present Activities."

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period, from January through June 1997, 1996 and 1995. Only fields that were producing at the end of the six-month period are listed. Production from these fields accounted for substantially all of Tidelands' distributable income in 1997. The information in the table is based upon data obtained from the Petroleum Information Corporation. The information for the period ended June 1997 is the most recent production information available to Tidelands from the Petroleum Information Corporation. Information for the periods ended June 1996 and 1995 is included for comparison purposes.

                                                         NET MCF GAS & OIL
                                            YEAR       EQUIVALENT PER DAY(1)
                                           FIRST      -----------------------
                 FIELD                    PRODUCED    1997     1996     1995
                 -----                    --------    -----    -----    -----
Offshore Texas
  Galveston Block 303...................   1987        450      108      143
  High Island Block 128.................   1989        130      416      190
Offshore Louisiana
  Sabine Pass Block 13..................   1981        177      112       80
  West Cameron Block 165................   1969        372      802      946
  West Cameron Block 333................   1978         47       26       84

---------------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis.

     Royalty Area. The State of Texas and the United States own all the mineral rights in the Royalty Area and possess the exclusive right to lease their respective areas for oil, gas and other mineral development. Leases are granted on the basis of sealed competitive bids at sales held on specified dates. Companies other than Chevron and Elf have acquired leases in the Royalty Area and it is estimated that approximately 1,000,000 of the 1,370,000 acres are leased. This leaves approximately 370,000 acres available for leasing in the Royalty Area. The bulk of the unleased acreage is located in an area about 50 miles southeast of Galveston, Texas.

     Drilling Results. Two wells were drilled during 1997 on Galveston Block
303. The two wells were drilled by Burlington Resources and these wells plus a well drilled in 1996 went on stream during 1997.

     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from all of the leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

     Published reports indicate that during 1997, Chevron and Elf did not bid on any lease located in the Royalty Area in the two federal lease sales held during that year.

     The Minerals Management Service of the United States Department of the Interior received bids in a lease sale in the Central Gulf area on March 18, 1998. The sale covered a portion of the Royalty Area that lies in the West Cameron area. Published reports indicate that neither Chevron nor Elf made a bid on any block located in the Royalty Area.

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

                           UNITHOLDER VOTING MATTERS

     During 1997, no matter was submitted by Tidelands to a vote of its unitholders.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 457 unitholders of record as of March 9, 1998. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 1997.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD's Bulletin Board under the symbol "TIRTZ". The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

                                          BID QUOTATION
                CALENDAR                  --------------      DISTRIBUTIONS
                  YEAR                    HIGH      LOW        (PER UNIT)
                --------                  -----    -----      -------------
1997
  First quarter.........................  $5.75    $5.00          $.17
  Second quarter........................   7.00     5.14           .13
  Third quarter.........................   8.50     5.88           .09
  Fourth quarter........................   7.88     7.00           .45
1996
  First quarter.........................  $6.75    $5.75          $.17
  Second quarter........................   6.75     5.00           .21
  Third quarter.........................   5.75     4.75           .20
  Fourth quarter........................   6.38     4.75           .16

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

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 1997, nor has it passed upon its accuracy or adequacy. While Tidelands' Form 10-K (excluding exhibits) for the year ended December 31, 1997, is included in toto in Tidelands' 1997 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Jane J. Shea, NationsBank of Texas, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
Income -- oil and gas royalties......  $1,262,876   $1,103,926   $  978,172   $1,555,352   $4,022,181
Net income...........................  $1,234,986   $1,076,335   $  965,004   $1,499,244   $3,924,078
Net income per unit..................        $.89         $.78         $.70        $1.08        $2.83
Distributions to unitholders.........  $1,165,924   $1,029,524   $  960,169   $2,142,298   $3,318,978
Distributions per unit...............        $.84         $.74         $.69        $1.55        $2.39
Total assets.........................  $2,421,226   $1,945,260   $1,905,164   $1,909,605   $3,928,046

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

  General

     Distributions to unitholders amounted to $.84 per unit in 1997, an increase of $.10 over the $.74 distributed in 1996.

     The average daily production of oil and gas (stated in mcf equivalents) to Tidelands' interest was 967 mcf per day in the first quarter of 1997, and increased to 2,249 mcf per day in the fourth quarter, primarily due to additional production from the three new wells on Galveston Block 303.

     Natural gas prices decreased 4% in 1997 over the prices of 1996. In 1996 the average price received for natural gas by Tidelands was $2.34 per mcf and in 1997 the price decreased to $2.25.

     Royalties on oil and condensate amounted to 12% of Tidelands' revenue in 1997. The average price received by Tidelands for oil in 1996 amounted to $15.92 per barrel and decreased to $14.04 per barrel in 1997. Two oil wells on Sabine Pass Block 13 account for most of the revenue from oil. The posted price for oil delivered onshore from this block averaged $20.37 in 1997, but Tidelands' average price was less because of the high cost of transporting the oil from the production platform to the onshore market.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests (4.17%)in such properties will not be further reduced.

     Tidelands has retained a funded reserve for possible royalty overpayments received by Tidelands in various years from 1988 through 1993. Tidelands currently is reviewing whether it will be appropriate to begin distributing such amounts during 1998 or 1999. If Tidelands determines that all or a portion of such amounts can be distributed, then such amounts may be distributed from quarter to quarter to reflect the timing of the original royalty payments received by Tidelands to which such reserve relates. Any such distribution could materially affect the amount of the quarterly distribution payable in such quarter. There can be no assurance that any such distributions will be made in 1998 or 1999 or that any such distribution will be material. Certain of the statements in this paragraph are forward-looking statements. Factors that might cause actual events to differ from such forward-looking statements include changes in Tidelands financial results, changes in Tidelands management and changes in the basis for the funded reserve. See also the last sentence of the following paragraph for additional relevant factors.

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

OIL AND GAS ROYALTIES -- 1997 AND 1996

     Income from oil and gas royalties increased 14% in 1997 as compared to 1996. Gas royalties increased 14% and accounted for 88% of income for 1997. These increases primarily were caused by an increase in the volume of gas produced, which offset a decrease in its average price. See "-- General." Average oil prices decreased 12% and average gas prices decreased 4%.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                                CHANGE FROM
                                                                                1996 TO 1997
                                                                             ------------------
                                                      1997         1996       AMOUNT    PERCENT
                                                   ----------   ----------   --------   -------
Income:
  Oil royalties(1)...............................  $  145,259   $  126,680   $ 18,579      15%
  Gas royalties..................................   1,117,617      977,246    140,371      14%
                                                   ----------   ----------   --------    -----
                                                   $1,262,876   $1,103,926   $158,950      14%
                                                   ==========   ==========   ========    =====
Net production quantities
  Oil (bbls).....................................      10,348        7,958      2,390      30%
  Gas (mcf)......................................     495,734      416,999     78,735      19%
Average net prices
  Oil(1).........................................  $    14.04   $    15.92   $  (1.88)   (12)%
  Gas............................................  $     2.25   $     2.34   $   (.09)    (4)%

---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

     Although net production quantities to Tideland's interest increased during 1997, the increase resulted primarily from new wells on Galveston Block 303. These new wells offset declines in production from West Cameron Block 165 and High Island Block 128.

OIL AND GAS ROYALTIES -- 1996 AND 1995

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

                                                                     PAGE
                                                                    ------
--  Independent Auditors' Report................................     F-1

--  Consolidated Balance Sheets as of December 31, 1997 and
      1996......................................................     F-2

--  Consolidated Statements of Income and Undistributed Income
      for the Three Years Ended December 31, 1997...............     F-3

--  Consolidated Statements of Cash Flows for the Three Years
      Ended
      December 31, 1997.........................................     F-4

--  Notes to Consolidated Financial Statements..................     F-5

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 1997 and 1996 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

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

     Mr. McBurney is 88 years old and for at least the past five years has been engaged in the management of his investments.

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

     The trustees have entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, parent of Tidelands) to share certain administrative expenses. Mr. R. Ray Bell may be considered a significant employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception. He is a certified public accountant, 70 years old, and a graduate of Midwestern State University in Wichita Falls, Texas, with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine Petroleum Trust, as vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 1997, Tidelands paid or accrued fees of $14,817 to NationsBank of Texas, N.A., as corporate trustee. The individual trustee served without compensation.

     During Tidelands' fiscal year ended December 31, 1997, Tidelands paid $32,568 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of the trusts' gross receipts to the total gross receipts of both trusts.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                                   AMOUNT
                                                                                BENEFICIALLY
                                                                                OWNED AS OF
                                                                                DECEMBER 31,    PERCENT
             TITLE OF CLASS                         NAME AND ADDRESS                1996        OF CLASS
             --------------                        OF BENEFICIAL OWNER          ------------    --------
Units of Beneficial Interest.............    Marine Petroleum Trust               452,366        32.6%
                                             P.O. Box 830241
                                             Dallas, Texas 75283-0241

     The following table sets forth the number of units of beneficial interest of Marine Petroleum Trust, a parent of Tidelands, beneficially owned by Mr. L.
C. Paslay and by Mr. Chas. G. McBurney (Mr. Paslay and Mr. McBurney did not directly own any units in Tidelands as of December 31, 1997):

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

    (22)   Subsidiaries.

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
March 6, 1998

LOGO

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                 1997              1996
                                                              ----------        ----------
Current assets:
  Cash and cash equivalents.................................  $2,257,909        $1,763,020
  Oil and gas royalties receivable..........................     159,737           175,012
  Federal income taxes receivable...........................       3,578             7,226
                                                              ----------        ----------
            Total current assets............................   2,421,224         1,945,258

Oil, gas and other mineral properties.......................           2                 2
                                                              ----------        ----------
                                                              $2,421,226        $1,945,260
                                                              ==========        ==========
                               LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).................................     987,641        $  983,433
  Income distributable to unitholders.......................     629,612           226,916
                                                              ----------        ----------
            Total current liabilities.......................   1,617,253         1,210,349
                                                              ----------        ----------

Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest,
     issued 1,386,375 units at nominal value................           2                 2
  Undistributed income (note 2).............................     803,971           734,909
                                                              ----------        ----------
            Total trust equity..............................     803,973           734,911
                                                              ----------        ----------
                                                              $2,421,226        $1,945,260
                                                              ==========        ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                           1997           1996          1995
                                                        -----------    ----------    ----------
Income:
  Oil and gas royalties...............................  $ 1,262,876    $1,103,926    $  978,172
  Interest and other..................................       77,861        72,843        79,451
                                                        -----------    ----------    ----------
            Total income..............................    1,340,737     1,176,769     1,057,623
                                                        -----------    ----------    ----------
Expenses:
  Production and other taxes..........................          620           620           620
  General and administrative..........................       89,131        82,514        75,347
                                                        -----------    ----------    ----------
            Total expenses............................       89,751        83,134        75,967
                                                        -----------    ----------    ----------
            Income before Federal income taxes........    1,250,986     1,093,635       981,656
Federal income taxes of subsidiary (note 1(d))........       16,000        17,300        16,652
                                                        -----------    ----------    ----------
            Net income................................    1,234,986     1,076,335       965,004
Undistributed income at beginning of year.............      734,909       688,098       683,263
                                                        -----------    ----------    ----------
                                                          1,969,895     1,764,433     1,648,267
Distributions to unitholders..........................    1,165,924     1,029,524       960,169
                                                        -----------    ----------    ----------
Undistributed income at end of year...................  $   803,971    $  734,909    $  688,098
                                                        ===========    ==========    ==========
Net income per unit...................................         $.89          $.78          $.70
Distributions per unit................................         $.84          $.74          $.69
Weighted average units outstanding....................    1,386,375     1,386,375     1,386,375
                                                        ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                           1997          1996           1995
                                                        ----------    -----------    ----------
Cash flows from operating activities:
  Net income..........................................  $1,234,986    $ 1,076,335    $  965,004
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable...............      15,275         23,383       (46,935)
       Federal income taxes receivable................       3,648         (7,600)       (3,619)
       Accounts payable...............................       4,208         (1,508)       (2,384)
                                                        ----------    -----------    ----------
          Net cash provided by operating activities...   1,258,117      1,090,610       912,066
                                                        ----------    -----------    ----------
Cash flows from financing activities -- distributions
  to unitholders......................................    (763,228)    (1,034,357)     (963,442)
                                                        ----------    -----------    ----------
          Net increase (decrease) in cash and cash
            equivalents...............................     494,889         56,253       (51,376)
Cash and cash equivalents at beginning of year........   1,763,020      1,706,767     1,758,143
                                                        ----------    -----------    ----------
Cash and cash equivalents at end of year..............  $2,257,909    $ 1,763,020    $1,706,767
                                                        ==========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     The Trust was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951. Royalty revenue received from Chevron accounted for approximately 13%, 30% and 19% of total royalty revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 41%, 62% and 63% for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, royalty revenue received from Burlington Resources Oil and Gas Company, a new payor, accounted for approximately 34% of total royalty revenue for the year ended December 31, 1997. No other companies accounted for more than 10% of the Trust's royalty revenues during the year ended December 31, 1997.

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

     The Trust has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. The sole purpose of this operation is to assist the trustees in the administration of the trusts.

     At December 31, 1997 and 1996, Marine Petroleum Trust owned 32.6% of the Trust's outstanding units of beneficial interest.

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

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $1,262,876, $1,103,926 and $978,172 in 1997, 1996 and 1995,
respectively.

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

     Cash equivalents of $1,483,495 and $1,406,325 at December 31, 1997 and 1996, respectively, consist of cash held in money market and overnight government backed securities accounts. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f) Statements of Cash Flows

     The Trust paid $12,352, $24,900 and $20,271 in Federal income taxes in 1997, 1996 and 1995, respectively. No payments of interest were made in 1997, 1996 and 1995.

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

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $545,449 and $477,907 applicable to the subsidiary corporation at December 31, 1997 and 1996, respectively.

(3) OVERPAID ROYALTIES

     The Trust has recorded a liability for possible royalty overpayments received by the Trust in various years from 1988 through 1993. A potential liability for the estimated amount of the overpayments is reflected in accounts payable in the accompanying consolidated balance sheets.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's royalty interests is not presented because such information is not available to the Trust. The Trust's share of oil and gas produced for its royalty interests was as follows: oil (barrels) -- 10,348 in 1997, 7,958 in 1996, and 7,804 in 1995; and gas
(mcf) -- 495,734 in 1997, 416,999 in 1996, and 540,597 in 1995.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 1997 and 1996 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                 OIL AND GAS       NET        NET INCOME
                                                  ROYALTIES       INCOME       PER UNIT
                                                 -----------    ----------    ----------
Quarter ended:
  March 31, 1997...............................  $  232,313     $  227,161      $ .16
  June 30, 1997................................     291,695        289,413        .21
  September 30, 1997...........................     373,876        358,410        .26
  December 31, 1997............................     364,992        360,002        .26
                                                 ----------     ----------      -----
                                                 $1,262,876     $1,234,986      $ .89
                                                 ==========     ==========      =====
Quarter ended:
  March 31, 1996...............................  $  292,949     $  286,663      $ .21
  June 30, 1996................................     345,358        327,830        .24
  September 30, 1996...........................     217,433        218,859        .16
  December 31, 1996............................     248,186        242,983        .17
                                                 ----------     ----------      -----
                                                 $1,103,926     $1,076,335      $ .78
                                                 ==========     ==========      =====

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

                                            Tidelands Royalty Trust "B"
                                            (Registrant)

                                            By: NationsBank of Texas, N.A.
                                              (in its capacity as Corporate
                                                Trustee
                                              of Tidelands Royalty Trust "B"
                                              and not in its individual capacity
                                              or otherwise)

Date: March 27, 1998                        By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

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
NationsBank of Texas, N.A.                               Corporate Trustee                            March 27, 1998

                By: /s/ JANE J. SHEA
  -------------------------------------------------
                    Jane J. Shea
                   Vice President

                /s/ CHAS. G. MCBURNEY                    Individual Trustee                           March 27, 1998
-----------------------------------------------------
                  Chas. G. McBurney

                   /s/ R. RAY BELL                       Principal Accounting Officer                 March 27, 1998
-----------------------------------------------------
                     R. Ray Bell

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

22              Subsidiaries of Tideland Royalty Trust "B"

27              Financial Data Schedule