Form 10-Q
period 1998-03-31
TIDELANDS ROYALTY TRUST B
filed 1998-05-14
CIK 276077

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       March 31, 1998
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

================================================================================

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31     DECEMBER 31
                                                                 1998          1997
                                                              ----------    -----------
Current Assets:
  Cash and cash equivalents.................................  $1,989,379    $2,257,909
  Oil and gas royalties receivable..........................     203,939       159,737
  Federal income taxes receivable...........................          --         3,578
                                                              ----------    ----------
          Total current assets..............................  $2,193,318    $2,421,224
                                                              ----------    ----------
Oil, gas and other mineral properties.......................           2             2
                                                              ----------    ----------
                                                              $2,193,320    $2,421,226
                                                              ==========    ==========
LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  928,371    $  987,641
  Income distributable to unitholders.......................     267,821       629,612
  Federal income tax payable................................         422            --
                                                              ----------    ----------
          Total current liabilities.........................  $1,196,614    $1,617,253
                                                              ----------    ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......  $        2    $        2
  Undistributed income......................................     996,704       803,971
                                                              ----------    ----------
          Total trust equity................................     996,706       803,973
                                                              ----------    ----------
                                                              $2,193,320    $2,421,226
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Income:
  Oil and gas royalties.....................................  $467,245    $232,313
  Interest and other........................................    19,685      18,461
                                                              --------    --------
                                                              $486,930    $250,774
                                                              --------    --------
Expenses:
  Production and other taxes................................       620         620
  General and administrative................................    21,760      19,293
                                                              --------    --------
          Total expenses....................................    22,380      19,913
                                                              --------    --------
  Income before Federal income taxes........................   464,550     230,861
  Federal income taxes of subsidiary........................     4,000       3,700
                                                              --------    --------
          Net income........................................  $460,550    $227,161
                                                              ========    ========
Net income per unit.........................................     $0.33       $0.16
                                                              ========    ========
Distributions per unit......................................     $0.19       $0.17
                                                              ========    ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998          1997
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  460,930    $  227,161
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Accounts receivable..................................     (44,202)       56,757
       Federal income taxes.................................       4,000         3,700
       Accounts payable.....................................     (59,270)        1,448
                                                              ----------    ----------
          Net cash provided by operating activities.........     361,458       289,066
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (629,988)     (226,914)
  Net increase (decrease) in cash and cash equivalents......    (268,530)       62,152
Cash and cash equivalents at beginning of period............   2,257,909     1,763,020
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,989,379    $1,825,172
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended December 31, 1997. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 1998 consisted of $435,554 applicable to the Trust and $561,150 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $484,305 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $421,214 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation. During the most recent quarter, Tidelands Royalty B Corporation determined that $72,637 no longer was required to be retained in the account payable for possible royalty overpayments. Accordingly, during the most recent quarter, the account payable was reduced, and net income was increased, by $72,637.

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

GENERAL

     Net income increased 101% in the current quarter over the amount realized in the comparable quarter a year ago. Net income per unit amounted to $.33 in the quarter ended March 31, 1998 and was $.16 in the quarter ended March 31, 1997.

     Distributions fluctuate from quarter to quarter due to changes in prices, changes in production quantities and timing differences. Net income is determined by the revenue from oil and gas produced and sold during the accounting period while distributions are determined by the cash available on the determination date. The amount of each distribution is determined ten days prior to the applicable record date.

     The following table presents the net income and distributions per unit for the last five quarters.

QUARTER                                                       NET INCOME   DISTRIBUTION
-------                                                       ----------   ------------
March 31, 1997..............................................     $.16          $.17
June 30, 1997...............................................      .21           .13
September 30, 1997..........................................      .26           .13
December 31, 1997...........................................      .29           .45
March 31, 1998..............................................      .33           .19

     There were no drilling or workover permits reported for the royalty properties during the current quarter.

     The posted price for oil delivered onshore in Louisiana reached a low of $13.85 in March and increased slightly to $14.16 in April. Oil prices have declined approximately 30% during the past twelve months. The spot-price indicators for gas delivered to the Henry Hub were $2.26 per Mmbtu in March and have been steady at approximately that rate for April and May.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998

     Net income, before the adjustment described in the next paragraph, increased approximately 69% for the current quarter over the amount realized a year ago. Gas royalties from the Galveston 303 Field in the current quarter increased approximately 15 times over the amount realized a year ago, while gas royalties from the West Cameron Block 165 Field declined approximately 81% from the amount realized in 1997.

     During the quarter ended March 31, 1998, Tidelands Royalty B Corporation determined that $72,637 no longer was required to be retained in the account payable for possible royalty overpayments. Accordingly, during such quarter, the account payable was reduced, and net income was increased, by $72,637.

     The average price for natural gas increased $.56 per Mcf to $3.21 per Mcf, a 21% increase in the current quarter from a year ago, but oil prices declined. The average price received for oil in the current quarter was $9.45 per barrel, down $7.48 from the $16.93 received a year ago. These prices reflect the value at the well. The market price for oil sold from the Sabine Pass Block 13 Field delivered onshore was $16.02 in January 1998 and was $13.77 in March 1998.

     The quantities of oil and gas sold and the average prices for oil and gas for the three month periods ended March 31, 1998 and 1997 are presented in the following table:

                                                                1998         1997
                                                              --------      -------
OIL
  Barrels sold..............................................     2,287        1,576
  Average price.............................................  $   9.45      $ 16.93

NATURAL GAS
  Mcf sold..................................................   138,667       77,609
  Average price.............................................  $   3.21      $  2.65

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Chas. G. McBurney, the individual trustee, has resigned for personal reasons. Although the instruments pursuant to which the Trust were created provide for an individual trustee, none of the individuals identified therein as possible individual trustees currently is available to serve as the individual trustee. Management of the Trust believes that the duties of the individual trustee can be administered by R. Ray Bell, the principal accounting officer of the Trust. Management of the Trust also believes that the Trust likely would incur substantial expenses in recruiting and electing a new individual trustee. The indenture (the "Indenture") pursuant to which the Trust was created will expire on April 30, 2001 unless extended by vote of the holders of a majority of the outstanding units of beneficial interest in the Trust. In order to reduce the expenses to be incurred in electing a new individual trustee, the Trust may elect to submit such matter to a vote of the holders of units of beneficial interest in conjunction with the submission to such holders of the question whether to extend the term of the Indenture. Management of the Trust has not determined when, or if, either such matter will be presented to the holders of units of beneficial interest.

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

                                                      TIDELANDS ROYALTY TRUST "B"
                                                      NationsBank of Texas, N.A., Trustee

May 12, 1998                                                        By: /s/ JANE J. SHEA
                                                      ------------------------------------------------
                                                                        Jane J. Shea
                                                                       Vice President

May 12, 1998                                                          /s/ R. RAY BELL
                                                      ------------------------------------------------
                                                                        R. Ray Bell
                                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule