Form 10-Q
period 1998-06-30
TIDELANDS ROYALTY TRUST B
filed 1998-08-13
CIK 276077

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              Yes   X    No  _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       June 30, 1998
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,924,316     $2,257,909
  Oil and gas royalties receivable..........................     138,934        159,737
  Federal income taxes refundable...........................       4,828          3,578
                                                              ----------     ----------
          Total current assets..............................  $2,068,078     $2,421,224
                                                              ----------     ----------
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $2,068,080     $2,421,226
                                                              ==========     ==========
                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  837,208     $  987,641
  Income distributable to unitholders.......................     329,568        629,612
                                                              ----------     ----------
          Total current liabilities.........................  $1,166,776     $1,617,253
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................     901,302        803,971
                                                              ----------     ----------
          Total trust equity................................     901,304        803,973
                                                              ----------     ----------
                                                              $2,068,080     $2,421,226
                                                              ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                      THREE MONTHS             SIX MONTHS
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Income:
  Oil and gas royalties.........................  $251,970    $291,695    $719,215    $524,008
  Interest and other............................    20,233      19,794      39,918      38,255
                                                  --------    --------    --------    --------
                                                  $272,203    $311,489    $759,133    $562,263
                                                  --------    --------    --------    --------
Expenses:
  Production and other taxes....................         0           0         620         620
  General and administrative....................    34,288      18,176      56,048      37,469
                                                  --------    --------    --------    --------
          Total expenses........................    34,288      18,176      56,668      38,089
                                                  --------    --------    --------    --------
  Income before Federal income taxes............   237,915     293,313     702,465     524,174
  Federal income taxes of subsidiary............     3,750       3,900       7,750       7,600
                                                  --------    --------    --------    --------
          Net income............................  $234,165    $289,413    $694,715    $516,574
                                                  ========    ========    ========    ========
Net income per unit.............................  $   0.17    $   0.21    $   0.50    $   0.37
                                                  ========    ========    ========    ========
Distributions per unit..........................  $   0.24    $   0.13    $   0.43    $   0.30
                                                  ========    ========    ========    ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998          1997
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  694,715    $  516,574
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Accounts receivable..................................      20,803      (107,736)
       Federal income taxes.................................      (1,250)        3,248
       Accounts payable.....................................    (150,433)       (1,100)
                                                              ----------    ----------
          Net cash provided by operating activities.........     563,835       410,986
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (897,428)     (457,225)
  Net increase (decrease) in cash and cash equivalents......    (333,593)      (46,239)
Cash and cash equivalents at beginning of period............   2,257,909     1,763,020
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,924,316    $1,716,781
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of June 30, 1998 consisted of $322,609 applicable to the Trust and $578,693 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $406,781 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $421,214 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation.

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

GENERAL

     Net income for the six months ended June 30, 1998 amounted to $.50 per unit, an increase of $.13 over the $.37 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.43 per unit in the current period, an increase of $.13 from the $.30 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 95% of income in the current six month period as compared to approximately 86% in the comparable period last year. Revenue from the sale of oil was responsible for approximately 5% of the Trust's income in the current six month period, down from approximately 14% in the comparable period last year. The change in the ratio of income from the sale of natural gas to income from the sale of oil resulted primarily from an increase in natural gas revenue and lower oil prices in the current six month period.

     Net income decreased approximately 19% in the current quarter over that realized in the comparable quarter a year ago. Net income per unit amounted to $.17 in the quarter ended June 30, 1998 and was $.21 in the quarter ended June 30, 1997.

     Distributions fluctuate from quarter to quarter due to changes in prices and production quantities. Net income is determined by the revenue from oil and gas produced and sold during the accounting period. Distributions, however, are determined by the cash available on the determination date.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (BBLS)    GAS (MCF)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
June 30, 1997.....................................    3,287        106,286      $.21         $.13
September 30, 1997................................    3,608        161,936       .26          .09
December 31, 1997.................................    1,877        155,164       .29          .45
March 31, 1998....................................    2,287        138,667       .33          .19
June 30, 1998.....................................    2,172         69,982       .17          .24

     One new well has been drilled during the current quarter. The well is located on West Cameron Block 291 and was drilled to a total depth of 14,625 feet. Production from this well, if any, is not expected until the fourth quarter.

     During the past six months the posted price for oil delivered onshore in Louisiana reached a low of $12.65 in June down approximately 22% from the price in January. The average price received by Tidelands was $8.66. The price is low due to the high cost of transportation from the lease to the onshore delivery point.

     The spot-price indicators for gas delivered onshore in Louisiana was $2.27 per Mmbtu in January. In June the price was $2.03. The average well head price received by Tidelands during the past six months, for current production, was $2.54 per mcf.

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

     The Trust's business consists solely of the collection of royalty payments, the payment of expenses and the distribution of remaining amounts to unitholders. The Trust owns only one personal computer, which is used by the Trust for certain accounting and general business functions. The Trust believes that the computer and the software used thereon are Year 2000 compliant. The Trust also believes that the Trust does not own or lease any other assets containing imbedded computer chips, the failure of which would have a material adverse effect on the Trust.

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalty payments to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust. Any disruption of the Trust's operations that results from Year 2000 problems of these third parties could have a material adverse effect on the Trust. The Trust does not have access to information that would permit the Trust to determine the status of these third parties' efforts to analyze and address Year 2000 issues. The Trust intends to monitor these parties' public announcements and disclosure regarding Year 2000 issues, and to seek direct assurances where appropriate, in an effort to ensure that these parties address Year 2000 issues that could adversely affect the Trust.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1998

     During the quarter ended June 30, 1998, Tidelands Royalty B Corporation determined that $77,524 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by $77,524.

     Net income for the current quarter, before the adjustment discussed in the previous paragraph, amounted to $156,641, down approximately 46% from the $289,413 realized in the comparable quarter a year ago. Oil production was down approximately 34% and gas production was down approximately 46%. Oil prices declined approximately 44% to an average price of $7.82 and the average price realized for natural gas amounted to $3.36, including the income realized from the adjustment referred to above. The average price realized for natural gas amounted to $2.25 excluding such adjustment. The $2.25 price compares to $2.30 a year ago.

     The quantities of oil and gas sold and the average prices for oil and gas for the three months ended June 30, 1998, and those recorded for the comparable 1997 period, are presented in the following table:

                                                               1998        1997
                                                              ------      -------
OIL
  Barrels sold..............................................   2,172        3,287
  Average Price.............................................   $7.82       $13.95

NATURAL GAS
  mcf sold..................................................  69,982      106,286
  Average price.............................................   $3.36        $2.30

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1998

     During the six months ended June 30, 1998, Tidelands Royalty B Corporation determined that an aggregate amount of $150,161 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by $150,161.

     Net income for the current six months, before the adjustment discussed in the previous paragraph, amounted to $544,554, up approximately 5% from the $516,574 realized in the comparable period a year ago. Oil production was down approximately 8% and gas production was up approximately 13%. Oil prices declined approximately 42% to an average price of $8.66 and the average price realized for natural gas amounted to $3.26, including the income realized from the adjustment referred to above. The average price realized for natural gas amounted to $2.54 excluding such adjustment. The $2.54 price compares to $2.45 a year ago.

     The quantities of oil and gas sold and the average prices for oil and gas for the six months ended June 30, 1997, and those recorded for the comparable 1996 period, are presented in the following table:

                                                               1998         1997
                                                              -------      -------
OIL
  Barrels sold..............................................    4,459        4,863
  Average Price.............................................    $8.66       $14.92

NATURAL GAS
  mcf sold..................................................  208,649      184,554
  Average price.............................................    $3.26        $2.45

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 NationsBank of Texas, N.A., Trustee

August 11, 1998                                                  By: /s/ JANE J. SHEA
                                                   -------------------------------------------------
                                                                     Jane J. Shea
                                                                    Vice President

August 11, 1998                                                   By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule