Form 10-Q
period 1998-09-30
TIDELANDS ROYALTY TRUST B
filed 1998-11-13
CIK 276077

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                  75-6007863
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)
                   NATIONSBANK, N.A.                                            75283-0241
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

                              Yes   X    No  _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                     September 30, 1998
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TIDELANDS ROYALTY
                                   TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS................................     2

Condensed Consolidated Balance Sheets September 30, 1998 and
  December 31, 1997 (Unaudited).............................     2

Condensed Consolidated Statements of Income and
  Undistributed Income Three Months and Nine Months Ended
  September 30, 1998 and 1997 (Unaudited)...................     3

Condensed Consolidated Statements of Cash Flows Nine Months
  Ended September 30, 1998 and 1997 (Unaudited).............     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK......................................................     8

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     8

Signatures..................................................     9

Exhibit Index...............................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current Assets:
  Cash and cash equivalents.................................   $1,740,037       $2,257,909
  Oil and gas royalties receivable..........................      115,158          159,737
  Federal income taxes receivable...........................        6,828            3,578
                                                               ----------       ----------
          Total current assets..............................   $1,862,023       $2,421,224
Oil, gas and other mineral properties.......................            2                2
                                                               ----------       ----------
                                                               $1,862,025       $2,421,226
                                                               ==========       ==========

                               LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................   $  773,705       $  987,641
  Income distributable to unitholders.......................      398,925          629,612
                                                               ----------       ----------
          Total current liabilities.........................   $1,172,630       $1,617,253
                                                               ----------       ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......            2                2
  Undistributed income......................................      689,393          803,971
                                                               ----------       ----------
          Total trust equity................................      689,395          803,973
                                                               ----------       ----------
                                                               $1,862,025       $2,421,226
                                                               ==========       ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                  THREE MONTHS                NINE MONTHS
                                            ------------------------    ------------------------
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
Income:
  Oil and gas royalties...................  $  191,244    $  373,876    $  910,459    $  897,884
  Interest and other......................      19,531        19,867        59,449        58,122
                                            ----------    ----------    ----------    ----------
          Total income....................     210,775       393,743       969,908       956,006
                                            ----------    ----------    ----------    ----------
Expenses:
  Production and other taxes..............          --            --           620           620
  General and administrative..............      21,762        32,033        77,810        69,502
                                            ----------    ----------    ----------    ----------
          Total expenses..................      21,762        32,033        78,430        70,122
                                            ----------    ----------    ----------    ----------
  Income before Federal income taxes......     189,013       361,710       891,478       885,884
  Federal income taxes of subsidiary......       2,000         3,300         9,750        10,900
                                            ----------    ----------    ----------    ----------
          Net income......................     187,013       358,410       881,728       874,984
Undistributed income at beginning of
  period..................................     901,302       836,358       803,971       734,909
                                            ----------    ----------    ----------    ----------
                                             1,088,315     1,194,768     1,685,699     1,609,893
Distributions to unitholders..............     398,922       121,188       996,306       536,313
                                            ----------    ----------    ----------    ----------
Undistributed income at end of period.....  $  689,393    $1,073,580    $  689,393    $1,073,580
                                            ==========    ==========    ==========    ==========
Net income per unit.......................  $     0.13    $     0.26    $     0.64    $     0.63
                                            ==========    ==========    ==========    ==========
Distributions per unit....................  $     0.29    $     0.09    $     0.72    $     0.39
                                            ==========    ==========    ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998           1997
                                                              -----------    ----------
Cash flows from operating activities:
  Net income................................................  $   881,728    $  874,984
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................       44,579      (334,654)
       Federal income taxes receivable......................       (3,250)        2,548
       Accounts payable.....................................     (213,936)        6,925
                                                              -----------    ----------
          Net cash provided by operating activities.........      709,121       549,803
                                                              -----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,226,993)     (642,038)
  Net decrease in cash and cash equivalents.................     (517,872)      (92,235)
Cash and cash equivalents at beginning of period............    2,257,909     1,763,020
                                                              -----------    ----------
Cash and cash equivalents at end of period..................  $ 1,740,037    $1,670,785
                                                              ===========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 1998 consisted of $98,298 applicable to the Trust and $591,095 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $346,402 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $421,214 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation. During the quarter ended September 30, 1998 it was determined that $60,379 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by that amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     Net income for the nine months ended September 30, 1998 amounted to $.64 per unit, an increase of $.01 over the $.63 realized in the comparable period a year ago. Cash distributions to unitholders amounted to

$.72 per unit in the current nine month period, an increase of $.33 from the $.39 per unit distributed in the comparable period a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 94% of income in the current nine month period as compared to approximately 87% in the comparable period last year.

     Net income decreased approximately 48% in the current quarter over that realized in the comparable quarter a year ago. Net income per unit amounted to $.13 in the quarter ended September 30, 1998 and was $.26 in the quarter ended September 30, 1997.

     Distributions fluctuate from quarter to quarter due to changes in prices and production quantities. Net income is determined by the revenue from oil and gas produced and sold during the accounting period. Distributions, however, are determined by the cash available on the determination date.

     The distribution made to unitholders during October 1998 amounted to $.29 per unit. This distribution included approximately $.10 per unit that is allocable to the period from October to December 1998. The overpayment resulted from the miscalculation of the Trust's distributable cash held by the Trust as of the date of such calculation, relating to the amount of the Trust's net profits interests on properties located offshore of Louisiana. Due to the overpayment to unitholders for the period ending September 30, 1998, the Trust will have less cash to distribute for the period ending on December 31, 1998, than it would have had if the earlier distribution had not included the additional $.10 per unit.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (bbls)    GAS (mcf)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
September 30, 1997................................    3,608        161,936      $.26         $.09
December 31, 1997.................................    1,877        155,164       .29          .45
March 31, 1998....................................    2,287        138,667       .33          .19
June 30, 1998.....................................    2,172         69,982       .17          .24
September 30, 1998................................    2,006         54,454       .13          .29

     No wells were drilled during the current quarter. However, a well in the West Cameron Block 165 Field was re-completed in April and tested 3,716 mcf of gas per day (gross). The Trust has a 4.17% overriding royalty interest in the production from the well.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998

     During the quarter ended September 30, 1998, Tidelands Royalty B Corporation determined that $60,379 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by that amount.

     Net income for the current quarter, before the adjustment discussed in the preceding paragraph, amounted to $126,634, down approximately 65% from the $358,410 realized in the comparable quarter a year ago. Oil production declined approximately 44% and gas production declined approximately 66%. Oil prices fell approximately 47% to an average of $6.94 and the average price realized for natural gas amounted to $3.26, including the income realized from the adjustment referred to in the previous paragraph. The average price realized for natural gas excluding the aforementioned adjustment was $2.15. The average price realized in the comparable quarter a year ago was $2.02 and there were no comparable adjustments in that quarter.

     The quantities of oil and gas sold and the average prices realized for the three months ended September 30, 1998, and those realized in the comparable 1997 quarter, are presented in the following table:

                                                               1998        1997
                                                              ------      -------
OIL
  Barrels sold..............................................   2,006        3,608
  Average Price.............................................   $6.94       $13.10

NATURAL GAS
  Mcf sold..................................................  54,454      161,936
  Average price.............................................   $3.26        $2.02

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1998

     During the nine months ended September 30, 1998, Tidelands Royalty B Corporation determined that an aggregate amount of $210,540 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by that amount.

     Net income for the current nine months, before the adjustment discussed in the previous paragraph, amounted to $671,188, down approximately 23% from the $874,984 realized in the comparable period a year ago. Oil production declined 24% and gas production also declined 24%. Oil prices fell approximately 43% to an average price of $8.12 and the average price realized for natural gas amounted to $3.26, including the income realized from the adjustment referred to above. The average price realized for natural gas excluding the adjustment amounted to $2.46. The $2.46 price compares to $2.25 realized a year ago. There were no comparable adjustments a year ago.

     The quantities of oil and gas sold and the average prices realized for the nine months ended September 30, 1998 and those realized for the comparable 1997 period, are presented in the following table:

                                                               1998      1997
                                                              -------   -------
OIL
  Barrels sold..............................................    6,465     8,471
  Average Price.............................................    $8.12    $14.14

NATURAL GAS
  Mcf sold..................................................  263,103   346,480
  Average price.............................................    $3.26     $2.25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           27                             -- Financial Data Schedule

     (b) Current Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 NationsBank, N.A., Trustee

November 11, 1998                                                By: /s/ JANE J. SHEA
                                                   -------------------------------------------------
                                                                     Jane J. Shea
                                                                    Vice President

November 11, 1998                                                 By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule