Form 10-K405
period 1998-12-31
TIDELANDS ROYALTY TRUST B
filed 1999-03-18
CIK 276077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at February 19, 1999: $4,611,669.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 1998 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 1998, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

 FORM 10-K
ITEM NUMBERS
------------                                                               HEADINGS HEREIN
PART I ......................................................  General

Item  1.     Business........................................  The Trust, Properties

Item  2.     Properties......................................  Properties

Item  3.     Legal Proceedings...............................  Legal Matters

Item  4.     Submission of Matters to a Vote
             of Security Holders.............................  Unitholder Voting Matters

PART II .....................................................  Financial

Item  5.     Market for Registrant's Common Equity and
             Related Stockholder Matters.....................  Market and Investor Information

Item  6.     Selected Financial Data.........................  Selected Financial Data

Item  7.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................  Management's Discussion and Analysis of
                                                                 Financial Condition and Results of
                                                                 Operations

Item  7A.    Quantitative and Qualitative Disclosures About
               Market Risk...................................  Management's Discussion and Analysis of
                                                                 Financial Condition and Results of
                                                                 Operations

Item  8.     Financial Statements and Supplementary Data.....  Financial Statements and Supplementary
                                                                 Data

Item  9.     Disagreements on Accounting and Financial
             Disclosure......................................  Accounting Matters

PART III ....................................................  Management and Principal Unitholders

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

PART IV .....................................................  Miscellaneous

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

     As of December 31, 1998, Chevron and others held interests in seven leases subject to Tidelands' interests in six of the 60 tracts in the Royalty Area. Leases on all six of such tracts contain currently-producing or shut-in wells subject to Tidelands' interests.

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

     In 1998, approximately 7% of Tidelands' royalty revenues were attributable to oil and approximately 93% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. During 1998 Tidelands received royalty payments from five working interest owners. The following table shows the percentage received each year for the past 3 years for those working interest owners accounting for over 10% of the Trust's royalty receipts during any of the last three years:

                        COMPANY                           1998    1997    1996
                        -------                           ----    ----    ----
American Explorer.......................................   18%     --      --
Burlington Resources....................................   42%     34%     --
Chevron, USA............................................    8%     13%     30%
Pennzoil Exploration and Production Company.............   30%     41%     62%

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

     No reports on oil and gas reserves were filed with any federal authority or agency during 1998 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                         1998       1997       1996
                                                        -------    -------    -------
Quantity of royalty oil and gas sold
  Oil (in barrels ("bbls")).........................      9,935     10,348      7,958
  Gas (in thousand cubic feet ("mcf"))..............    405,336    495,734    416,999
Weighted average sales price
  for royalty oil and gas sold
  Oil (per bbl)(1)..................................      $8.90     $14.04     $15.92
  Gas (per mcf).....................................      $2.81     $ 2.25     $ 2.34

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

     Set forth in the table below is certain information concerning gross productive oil and gas wells and gross leased acres in which Tidelands owns its interests:

Gross Productive Wells --
  Oil...............................................       3
                                                          --
                                                          --
  Gas...............................................      12
                                                          --
                                                          --
Gross Leased Acres --
  Productive........................................  31,375
                                                      ======

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     Productive Properties. Productive properties cover 31,375 gross acres under 7 different leases. These 7 leases contain 15 wells, two of which are dual-completion wells. Three of these wells produce oil, and 12 wells have been completed to produce natural gas and condensate. See "Present Activities."

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period, from January through June 1998, 1997 and 1996. Only fields that were producing at the end of the six-month period are listed. Production from these fields accounted for substantially all of Tidelands' distributable income in 1998. The information in the table is based upon data obtained from the Petroleum Information Corporation. The information for the period ended June 1998 is the most recent production information available to Tidelands from the Petroleum Information Corporation. Information for the periods ended June 1997 and 1996 is included for comparison purposes.

                                                         NET MCF GAS & OIL
                                            YEAR       EQUIVALENT PER DAY(1)
                                           FIRST      -----------------------
                 FIELD                    PRODUCED    1998     1997     1996
                 -----                    --------    -----    -----    -----
Offshore Texas
  Galveston Block 303...................    1987       713      450      108
  High Island Block 128.................    1989        37      130      416
Offshore Louisiana
  Sabine Pass Block 13..................    1981       222      177      112
  West Cameron Block 165................    1969        97      372      802
  West Cameron Block 225................    1969        33        4        1
  West Cameron Block 333................    1978        10       47       26

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

     Published reports indicate that during 1998, Chevron and Elf did not bid on any lease located in the Royalty Area in the two federal lease sales held during that year.

     The Minerals Management Service of the United States Department of the Interior will receive bids in a lease sale in the Central Gulf area on March 17, 1999. The sale covers a portion of the Royalty Area that lies in the West Cameron area.

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

     Furthermore, certain information concerning net acreage and net wells has been omitted due to the nature of Tidelands' interests (i.e., production payments and overriding royalties) in such leaseholds. Also, certain information concerning drilling results specified in Guide 2 of the Securities Exchange Act of 1934 Industry Guides has been omitted since Tidelands has no control over exploration decisions and such information is thus deemed irrelevant in discussing operations within the control of Tidelands' administrators.

                                 LEGAL MATTERS

     Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

                           UNITHOLDER VOTING MATTERS

     During 1998, no matter was submitted by Tidelands to a vote of its unitholders.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 436 unitholders of record as of March 11, 1999. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 1998.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD's Bulletin Board under the symbol "TIRTZ". The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

                                          BID QUOTATION
                CALENDAR                  --------------      DISTRIBUTIONS
                  YEAR                    HIGH      LOW        (PER UNIT)
                --------                  -----    -----      -------------
1998
  First quarter.........................  $7.00    $6.00          $.19
  Second quarter........................   6.13     5.75           .24
  Third quarter.........................   5.88     4.88           .29
  Fourth quarter........................   6.00     4.88           .08
1997
  First quarter.........................  $5.75    $5.00          $.17
  Second quarter........................   7.00     5.14           .13
  Third quarter.........................   8.50     5.88           .09
  Fourth quarter........................   7.88     7.00           .45

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

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 1998, nor has it passed upon its accuracy or adequacy. While Tidelands' complete Form 10-K (excluding exhibits) for the year ended December 31, 1998, is included in Tidelands' 1998 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Jane J. Shea, NationsBank, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
Income -- oil and gas royalties......  $1,228,313   $1,262,876   $1,103,926   $  978,172   $1,555,352
Net income...........................  $1,192,688   $1,234,986   $1,076,335   $  965,004   $1,499,244
Net income per unit..................        $.86         $.89         $.78         $.70        $1.08
Distributions to unitholders.........  $1,103,637   $1,165,924   $1,029,524   $  960,169   $2,142,298
Distributions per unit...............        $.80         $.84         $.74         $.69        $1.55
Total assets.........................  $1,645,925   $2,421,226   $1,945,260   $1,905,164   $1,909,605

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources. Tidelands' only business purpose is to collect revenues from its royalty-type interests in oil and gas leases, pay administrative expenses, and distribute the remaining revenues to its unitholders. Tidelands can neither purchase additional properties nor dispose of its existing properties. Because of these limitations Tidelands does not require long term or short term capital. Furthermore, because all Tidelands' revenues are invested in liquid funds pending distribution, Tidelands does not face liquidity problems.

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

  General

     Distributions to unitholders amounted to $.80 per unit in 1998, a decrease of $.04 over the $.84 distributed in 1997.

     The average daily production of oil and gas (stated in mcf equivalents) to Tidelands' interest was 1,693 mcf per day in the first quarter of 1998, and increased to 1,772 mcf per day in the fourth quarter, primarily due to increased production of oil and condensate.

     Natural gas prices for gas produced and sold decreased 12% in 1998 over the prices of 1997. In 1997 the average price received for gas produced and sold was $2.25 per mcf and in 1998 the price decreased to $1.97.

     Royalties on oil and condensate amounted to 7% of Tidelands' revenue in 1998. The average price received by Tidelands for oil in 1997 amounted to $14.04 per barrel and decreased to $8.90 per barrel in 1998. Three oil wells on Sabine Pass Block 13 account for most of the revenue from oil. The posted price for oil delivered onshore from this block averaged $13.55 in 1998, but Tidelands' average price was less because of the high cost of transporting the oil from the production platform to the onshore market.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests (4.17%)in such properties will not be further reduced.

     Tidelands has retained a funded reserve for possible royalty overpayments received by Tidelands in various years from 1988 through 1993. During the year ended December 31, 1998 Tidelands restored to income $340,485 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. Net income per unit was increased $.25 by this decision.

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

     Tidelands does not have any reportable quantitative or qualitative market risk disclosure.

OIL AND GAS ROYALTIES -- 1998 AND 1997

     Income from oil and gas royalties decreased 3% in 1998 as compared to 1997. Gas royalties increased 2% and accounted for 93% of income for 1998. These increases primarily were caused by the increase in revenue from the reduction of the reserve for gas price adjustments. See "-- General." Average oil prices decreased 37% and average gas prices decreased 12%.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                                CHANGE FROM
                                                                                1997 TO 1998
                                                                             ------------------
                                                      1998         1997       AMOUNT    PERCENT
                                                   ----------   ----------   --------   -------
Income:
  Oil royalties(1)...............................  $   88,389   $  145,259   $(56,870)    (39)%
  Gas royalties..................................   1,139,924    1,117,617     22,307       2%
                                                   ----------   ----------   --------
                                                   $1,228,313   $1,262,876   $(34,563)     (3)%
                                                   ==========   ==========   ========
Net production quantities
  Oil (bbls).....................................       9,935       10,348   $   (413)     (4)%
  Gas (mcf)......................................     405,336      495,734    (90,398)    (18)%
Average net prices
  Oil(1).........................................  $     8.90   $    14.04   $  (5.14)    (37)%
  Gas(2).........................................  $     2.81   $     2.25   $    .56      25%

---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2) The average price in 1998 includes $.84 per mcf attributable to the $340,485 reserve reduction. The average price for gas produced and sold in 1998 was $1.97.

OIL AND GAS ROYALTIES -- 1997 AND 1996

     Income from oil and gas royalties increased 14% in 1997 as compared to 1996. Gas royalties accounted for 88% of income from royalties in 1997. The price received for gas during 1997 decreased 4% from 1996 to $2.25 per mcf.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                       CHANGE FROM
                                                                       1996 TO 1997
                                                                    ------------------
                                             1997         1996       AMOUNT    PERCENT
                                          ----------   ----------   --------   -------
Income:
  Oil royalties(1)......................  $  145,259   $  126,680   $ 18,579      15%
  Gas royalties.........................   1,117,617      977,246    140,371      14%
                                          ----------   ----------   --------
                                          $1,262,876   $1,103,926   $158,950      14%
                                          ==========   ==========   ========
Net production quantities
  Oil (bbls)............................      10,348        7,958      2,390      30%
  Gas (mcf).............................     495,734      416,999     78,735      19%
Average net prices
  Oil(1)................................  $    14.04   $    15.92   $  (1.88)   (12)%
  Gas...................................  $     2.25   $     2.34   $   (.09)    (4)%

---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 11-17 hereof:

                                                                     PAGE
                                                                    ------
--  Independent Auditors' Report................................     F-1

--  Consolidated Balance Sheets as of December 31, 1998 and
      1997......................................................     F-2

--  Consolidated Statements of Income and Undistributed Income
      for the Three Years Ended December 31, 1998...............     F-3

--  Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 1998...................................     F-4

--  Notes to Consolidated Financial Statements..................     F-5

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 1998 and 1997 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Tidelands was created by a trust agreement effective June 1, 1954 and there is no provision for the election of directors and officers. However, the agreement does provide for the appointment of an individual trustee and a corporate trustee.

     NationsBank, N.A. is the corporate trustee.

     During 1998, Chas. G. McBurney, the individual trustee, resigned for personal reasons. Although the instruments pursuant to which the Trust were created provide for an individual trustee, none of the individuals identified therein as possible individual trustees currently are available to serve as the individual trustee. Management of the Trust believes that the duties of the individual trustee can be administered by Mr. R. Ray Bell, the principal accounting officer of the Trust. Management of the Trust also believes that the Trust likely would incur substantial expenses in recruiting and electing a new individual trustee. The indenture (the "Indenture") pursuant to which the Trust was created will expire on April 30, 2001 unless extended by vote of the holders of a majority of the outstanding units of beneficial interest in the Trust. In order to reduce the expenses to be incurred in electing a new individual trustee, the Trust may elect to submit such matter to a vote of the holders of units of beneficial interest in conjunction with the submission to such holders of the question where to extend the term of the Indenture. Management of the Trust has not determined when, or if, either such matter will be presented to the holders of units of beneficial interest.

     The trustees have entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, parent of Tidelands) to share certain administrative expenses. Mr. R. Ray Bell may be considered a significant employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 71 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine Petroleum Trust, as vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 1998, Tidelands paid or accrued fees of $24,135 to NationsBank, N.A., as corporate trustee. The individual trustee served without compensation.

     During Tidelands' fiscal year ended December 31, 1998, Tidelands paid $35,610 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of the trusts' gross receipts to the total gross receipts of both trusts.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                                   AMOUNT
                                                                                BENEFICIALLY
                                                                                OWNED AS OF
                                                    NAME AND ADDRESS            DECEMBER 31,    PERCENT
             TITLE OF CLASS                        OF BENEFICIAL OWNER              1998        OF CLASS
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

[KPMG LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
March 3, 1999

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                 1998              1997
                                                              ----------        ----------
Current assets:
  Cash and cash equivalents.................................  $1,525,131        $2,257,909
  Oil and gas royalties receivable..........................     113,214           159,737
  Federal income taxes receivable...........................       7,578             3,578
                                                              ----------        ----------
            Total current assets............................   1,645,923         2,421,224

Oil, gas and other mineral properties.......................           2                 2
                                                              ----------        ----------
                                                              $1,645,925        $2,421,226
                                                              ==========        ==========
                               LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).................................     645,567           987,641
  Income distributable to unitholders.......................     107,334           629,612
                                                              ----------        ----------
            Total current liabilities.......................     752,901         1,617,253
                                                              ----------        ----------

Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest,
     issued 1,386,375 units at nominal value................           2                 2
  Undistributed income (note 2).............................     893,022           803,971
                                                              ----------        ----------
            Total trust equity..............................     893,024           803,973
                                                              ----------        ----------
                                                               1,645,925        $2,421,226
                                                              ==========        ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $1,228,313    $1,262,876    $1,103,926
  Interest and other...................................      76,569        77,861        72,843
                                                         ----------    ----------    ----------
            Total income...............................   1,304,882     1,340,737     1,176,769
                                                         ----------    ----------    ----------
Expenses:
  Production and other taxes...........................         620           620           620
  General and administrative...........................      98,574        89,131        82,514
                                                         ----------    ----------    ----------
            Total expenses.............................      99,194        89,751        83,134
                                                         ----------    ----------    ----------
            Income before federal income taxes.........   1,205,688     1,250,986     1,093,635
Federal income taxes of subsidiary (note 1(d)).........      13,000        16,000        17,300
                                                         ----------    ----------    ----------
            Net income.................................   1,192,688     1,234,986     1,076,335
Undistributed income at beginning of year..............     803,971       734,909       688,098
                                                         ----------    ----------    ----------
                                                          1,996,659     1,969,895     1,764,433
Distributions to unitholders...........................   1,103,637     1,165,924     1,029,524
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $  893,022    $  803,971    $  734,909
                                                         ==========    ==========    ==========
Net income per unit....................................        $.86          $.89          $.78
Distributions per unit.................................        $.80          $.84          $.74
Weighted average units outstanding.....................   1,386,375     1,386,375     1,386,375
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                          1998           1997          1996
                                                       -----------    ----------    -----------
Cash flows from operating activities:
  Net income.........................................  $ 1,192,688    $1,234,986    $ 1,076,335
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable..............       46,523        15,275         23,383
       Federal income taxes receivable...............       (4,000)        3,648         (7,600)
       Accounts payable..............................     (342,074)        4,208         (1,508)
                                                       -----------    ----------    -----------
          Net cash provided by operating
            activities...............................      893,137     1,258,117      1,090,610
                                                       -----------    ----------    -----------
Cash flows from financing activities -- distributions
  to unitholders.....................................   (1,625,915)     (763,228)    (1,034,357)
                                                       -----------    ----------    -----------
          Net increase (decrease) in cash and cash
            equivalents..............................     (732,778)      494,889         56,253
Cash and cash equivalents at beginning of year.......    2,257,909     1,763,020      1,706,767
                                                       -----------    ----------    -----------
Cash and cash equivalents at end of year.............  $ 1,525,131    $2,257,909    $ 1,763,020
                                                       ===========    ==========    ===========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     The Trust was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951. Royalty revenue received from Chevron accounted for approximately 8%, 13% and 30% of total royalty revenue for the years ended December 31, 1998, 1997 and 1996, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 30%, 41% and 62% for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, royalty revenue received from Burlington Resources Oil and Gas Company accounted for approximately 42% and 34% of total royalty revenue for the years ended December 31, 1998 and 1997. Royalty revenue from American Explorer, a new payor, amounted to 18% in 1998. No other companies accounted for more than 10% of the Trust's royalty revenues during the year ended December 31, 1998.

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

     The Trust has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. The sole purpose of this operation is to assist the trustees in the administration of the trusts. General and administrative expenses totaled $98,574, $89,131 and $82,514 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, Marine Petroleum Trust owned 32.6% of the Trust's outstanding units of beneficial interest.

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

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $1,228,313, $1,262,876 and $1,103,926 in 1998, 1997 and 1996,
respectively.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

  (d) Federal Income Taxes

     No provision has been made for Federal income taxes on the Trust's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 95% of oil and gas royalties to be distributed to the Trust and after deducting statutory depletion.

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

     Cash equivalents of $1,454,865 and $1,483,495 at December 31, 1998 and 1997, respectively, consist of cash held in money market and overnight government backed securities accounts. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f) Statements of Cash Flows

     The Trust paid $17,000, $12,352 and $24,900 in Federal income taxes in 1998, 1997 and 1996, respectively. No payments of interest were made in 1998, 1997 and 1996.

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

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $607,516 and $545,449 applicable to the subsidiary corporation at December 31, 1998 and 1997, respectively.

(3) OVERPAID ROYALTIES

     The Trust has recorded a liability for possible royalty overpayments received by the Trust in various years from 1988 through 1993. A potential liability for the estimated amount of the overpayments is reflected in accounts payable in the accompanying consolidated balance sheets. During 1998, Tidelands determined that $340,485 was no longer required to be reserved, because the likelihood had been reduced that repayment of such amount actually would be required. Accordingly, accounts payable was reduced and oil and gas royalties was increased by such amount.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's royalty interests is not presented because such information is not available to the Trust. The Trust's share of oil and gas produced for its royalty interests was

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY as follows: oil (barrels) -- 9,935 in 1998, 10,348 in 1997 and 7,958 in 1996;
and gas (mcf) -- 405,336 in 1998, 495,734 in 1997 and 416,999 in 1996.

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 1998 and 1997 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

                                                 OIL AND GAS       NET        NET INCOME
                                                  ROYALTIES       INCOME       PER UNIT
                                                 -----------    ----------    ----------
Quarter ended:
  March 31, 1998...............................  $  467,245     $  460,550      $ .33
  June 30, 1998................................     251,970        234,165        .17
  September 30, 1998...........................     191,244        187,013        .13
  December 31, 1998............................     317,854        310,960        .23
                                                 ----------     ----------      -----
                                                 $1,228,313     $1,192,688      $ .86
                                                 ==========     ==========      =====
Quarter ended:
  March 31, 1997...............................  $  232,313     $  227,161      $ .16
  June 30, 1997................................     291,695        289,413        .21
  September 30, 1997...........................     373,876        358,410        .26
  December 31, 1997............................     364,992        360,002        .26
                                                 ----------     ----------      -----
                                                 $1,262,876     $1,234,986      $ .89
                                                 ==========     ==========      =====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

                                            Tidelands Royalty Trust "B"
                                            (Registrant)

                                            By: NationsBank, N.A.
                                              (in its capacity as Corporate
                                                Trustee
                                              of Tidelands Royalty Trust "B"
                                              and not in its individual capacity
                                              or otherwise)

Date: March 17, 1999                        By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                         CAPACITIES                       DATE
                        ----                                         ----------                       ----
NationsBank, N.A.                                        Corporate Trustee                            March 17, 1999

                By: /s/ JANE J. SHEA
  -------------------------------------------------
                    Jane J. Shea
                   Vice President

                   /s/ R. RAY BELL                       Principal Accounting Officer                 March 17, 1999
-----------------------------------------------------
                     R. Ray Bell

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

22              Subsidiaries of Tideland Royalty Trust "B"

27              Financial Data Schedule