Form 10-Q
period 1999-03-31
TIDELANDS ROYALTY TRUST B
filed 1999-05-14
CIK 276077

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                  75-6007863
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)
                   NATIONSBANK, N.A.                                            75283-0241
               DBA BANK OF AMERICA, N.A.                                        (Zip Code)
             P.O. BOX 830241, DALLAS, TEXAS
        (Address of principal executive offices)

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       March 31, 1999
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets March 31, 1999 and
  December 31, 1998.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income Three Months Ended March 31, 1999 and
  1998......................................................     3

Condensed Consolidated Statements of Cash Flows Three Months
  Ended March 31, 1999 and 1998.............................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK......................................................     8

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     8

Signatures..................................................     9

Exhibit Index...............................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,708,438     $1,525,131
  Oil and gas royalties receivable..........................     152,969        113,214
  Federal income taxes receivable...........................       4,478          7,578
                                                              ----------     ----------
          Total current assets..............................  $1,865,885     $1,645,923
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,865,887     $1,645,925
                                                              ==========     ==========

                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  611,656     $  645,567
  Income distributable to unitholders.......................     233,868        107,334
                                                              ----------     ----------
          Total current liabilities.........................  $  845,502     $  752,901
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................   1,020,383        893,022
                                                              ----------     ----------
          Total trust equity................................   1,020,385        893,024
                                                              ----------     ----------
                                                              $1,865,887     $1,645,925
                                                              ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Income:
  Oil and gas royalties.....................................  $  372,190   $  467,245
  Interest and other........................................      16,074       19,685
                                                              ----------   ----------
          Total income......................................     388,264      486,930
                                                              ----------   ----------
Expenses:
  Production and other taxes................................         620          620
  General and administrative................................      23,337       21,760
                                                              ----------   ----------
          Total expenses....................................      23,957       22,380
                                                              ----------   ----------
  Income before Federal income taxes........................     364,307      464,550
  Federal income taxes of subsidiary........................       3,100        4,000
                                                              ----------   ----------
          Net income........................................     361,207      460,550
Undistributed income at beginning of period.................     893,022      803,971
                                                              ----------   ----------
                                                               1,254,229    1,264,521
Distributions to unitholders................................     233,846      267,817
                                                              ----------   ----------
Undistributed income at end of period.......................  $1,020,383   $  996,704
                                                              ==========   ==========
Net income per unit.........................................  $      .26   $      .33
                                                              ==========   ==========
Distributions per unit......................................  $      .17   $      .19
                                                              ==========   ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999          1998
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  361,207    $  460,930
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (39,755)      (44,202)
       Federal income taxes receivable......................       3,100         4,000
       Accounts payable.....................................     (33,911)      (59,270)
                                                              ----------    ----------
          Net cash provided by operating activities.........     290,641       361,458
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................     107,334      (629,988)
  Net increase (decrease) in cash and cash equivalents......     183,307      (268,530)
Cash and cash equivalents at beginning of period............   1,525,131     2,257,909
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,708,438    $1,989,379
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended December 31, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 1999 consisted of $396,166 applicable to the Trust and $624,217 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $253,610 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $346,268 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation. During the quarter ended March 31, 1999 it was determined that $37,792 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by that amount.

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

GENERAL

     Net income for the three months ended March 31, 1999 amounted to $.26 per unit, a decrease of $.07 over the $.33 realized in the comparable period a year ago. Cash distributions to unitholders amounted to

$.17 per unit in the current three month period, a decrease of $.02 from the $.19 per unit distributed in the comparable period a year ago. Net income decreased approximately 22% in the current quarter over that realized in the comparable quarter a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 95% of income in the current three month period unchanged from the comparable period last year.

     Distributions fluctuate from quarter to quarter due to changes in oil and gas prices and production quantities. Net income is determined by the revenue from oil and gas produced and sold during the accounting period. Distributions, however, are determined by the cash available on the determination date.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (bbls)    GAS (mcf)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
December 31, 1997.................................    1,877        155,164      $.29         $.45
March 31, 1998....................................    2,287        138,667       .33          .19
June 30, 1998.....................................    2,172         69,982       .17          .24
September 30, 1998................................    2,006         54,454       .13          .29
December 31, 1998.................................    3,470        142,233       .22          .08
March 31, 1999....................................    2,573        171,015       .26          .17

     No wells were drilled during the current quarter. However, during the past two years working interest owners have drilled 5 gas wells on 3 leases subject to the Trust's overriding royalty interest.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999

     During the quarters ended March 31, 1999 and March 31, 1998, Tidelands Royalty B Corporation determined that $37,792 and $72,637 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by those amounts.

     Net income for the current quarter amounted to $361,207 (including the $37,792 release of the accounts payable reserve), down approximately 22% from the $460,550 (including the $72,637 release of the accounts payable reserve), realized in the comparable quarter a year ago.

     Revenue from oil royalties decreased 20% to $17,202 in the current quarter from $21,622 realized in the comparable period a year ago. As shown in the table below, the increase in oil production over the comparable period a year ago was offset by a decline in oil prices realized.

     Revenue from gas royalties decreased 20% to $354,988 in the current quarter from $445,623 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. As shown in the table below, while gas production increased over the comparable period a year ago, it was offset by a decline in natural gas prices.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the three months ended March 31, 1999, and those realized in the comparable 1998 quarter, are presented in the following table:

                                                               1999         1998
                                                              -------      -------
OIL
  Barrels sold..............................................    2,573        2,287
  Average Price.............................................    $6.69        $9.45

NATURAL GAS
  Mcf sold..................................................  171,015      138,667
  Average price.............................................    $1.85        $2.69

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 NationsBank, N.A. DBA Bank of America, N.A., Trustee

May 13, 1999                                                     By: /s/ JANE J. SHEA
                                                   -------------------------------------------------
                                                                     Jane J. Shea
                                                                    Vice President

May 13, 1999                                                      By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule

TIDELANDS ROYALTY TRUST "B"
C/O NATIONSBANK, N.A.
P.O. BOX 830241
DALLAS, TEXAS 75283-0241