Form 10-Q
period 1999-06-30
TIDELANDS ROYALTY TRUST B
filed 1999-08-13
CIK 276077

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       June 30, 1999
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets June 30, 1999 and
  December 31, 1998.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income Three Months and six months Ended
  June 30, 1999 and 1998....................................     3

Condensed Consolidated Statements of Cash Flows Six Months
  Ended June 30, 1999 and 1998..............................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     5

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
        ABOUT MARKET RISK...................................     8

                 PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............     8

        Signatures..........................................     9

        Exhibit Index.......................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,595,149     $1,525,131
  Oil and gas royalties receivable..........................     129,418        113,214
  Federal income taxes receivable...........................       3,474          7,578
                                                              ----------     ----------
          Total current assets..............................  $1,728,041     $1,645,923
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,728,043     $1,645,925
                                                              ==========     ==========

                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  522,808     $  645,567
  Income distributable to unitholders.......................     218,194        107,334
                                                              ----------     ----------
          Total current liabilities.........................  $  741,002     $  752,901
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................     987,039        893,022
                                                              ----------     ----------
          Total trust equity................................     987,041        893,024
                                                              ----------     ----------
                                                              $1,728,043     $1,645,925
                                                              ==========     ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                       THREE MONTHS            SIX MONTHS
                                                   ---------------------   -------------------
                                                      1999        1998       1999       1998
                                                   ----------   --------   --------   --------
Income:
  Oil and gas royalties..........................  $  198,294   $251,970   $570,484   $719,215
  Interest and other.............................      17,303     20,233     33,377     39,918
                                                   ----------   --------   --------   --------
          Total income...........................     215,597    272,203    603,861    759,133
                                                   ----------   --------   --------   --------
Expenses:
  General and administrative.....................      27,334     34,288     51,291     56,668
                                                   ----------   --------   --------   --------
          Total expenses.........................      27,334     34,288     51,291     56,668
                                                   ----------   --------   --------   --------
  Income before Federal income taxes.............     188,263    237,915    552,570    702,465
  Federal income taxes of subsidiary.............       3,415      3,750      6,515      7,750
                                                   ----------   --------   --------   --------
          Net income.............................     184,848    234,165    546,055    694,715
Undistributed income at beginning of period......   1,020,383    996,703    893,022    803,971
                                                   ----------   --------   --------   --------
Distributions to unitholders.....................     218,192    329,566    452,038    597,384
                                                   ----------   --------   --------   --------
Undistributed income at end of period............  $  987,039   $901,302   $987,039   $901,302
                                                   ==========   ========   ========   ========
Net income per unit..............................  $      .13   $    .17   $    .39   $    .50
                                                   ==========   ========   ========   ========
Distributions per unit...........................  $      .16   $    .24   $    .33   $    .43
                                                   ==========   ========   ========   ========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999          1998
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  546,055    $  694,715
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (16,204)       20,803
       Federal income taxes receivable......................       4,104        (1,250)
       Accounts payable.....................................    (122,759)     (150,433)
                                                              ----------    ----------
          Net cash provided by operating activities.........     411,196       563,835
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (341,178)     (897,428)
  Net increase (decrease) in cash and cash equivalents......      70,018      (333,593)
Cash and cash equivalents at beginning of period............   1,525,131     2,257,909
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,595,149    $1,924,316
                                                              ==========    ==========

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

UNDISTRIBUTED INCOME

     Undistributed income as of June 30, 1999 consisted of $346,241 applicable to the Trust and $640,798 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Accounts payable of $170,138 have been provided to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $346,268 has been reserved for possible overpayments received on production payments, which amounts have been substantially supplied by Tidelands Royalty B Corporation. During the quarter ended June 30, 1999 it was determined that $83,471 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by that amount.

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

GENERAL

     Net income for the three months ended June 30, 1999 amounted to $.13 per unit, a decrease of $.04 over the $.17 realized in the comparable period a year ago. Cash distributions to unitholders amounted to $.16 per unit in the current three month period, a decrease of $.08 from the $.24 per unit distributed in the comparable period a year ago. Net income decreased approximately 21% in the current quarter over that realized in the comparable quarter a year ago.

     The Trust realizes most of its income from the sale of natural gas, which sales accounted for approximately 86% of income in the current six month period.

     Distributions fluctuate from quarter to quarter due to changes in oil and gas prices and production quantities. Net income is determined by the revenue from oil and gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (bbls)    GAS (mcf)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
June 30, 1998.....................................    2,172         69,982       .17          .24
September 30, 1998................................    2,006         54,454       .13          .29
December 31, 1998.................................    3,470        142,233       .22          .08
March 31, 1999....................................    2,573        171,015       .26          .17
June 30, 1999.....................................    4,710         28,913       .13          .16

     No wells were drilled during the current quarter. However, the A-1 well on Galveston Block 303 was recompleted in a different producing zone in February 1999. In the initial production test the well flowed 1,755 mcf of gas per day. The Trust has a 4.166% overriding royalty interest in gas sold from this well.

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalty payments to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust. Any disruption of the Trust's operations that results from Year 2000 problems of these third parties could have a material adverse effect on the Trust. The Trust does not have access to information that would permit the Trust to determine the status of these third parties' efforts to analyze and address Year 2000 issues. The Trust has inquired of certain of these third parties regarding their Year 2000 compliance efforts.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     During the quarters ended June 30, 1999 and 1998, Tidelands Royalty B Corporation determined that $83,471 and $77,524 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by those amounts.

     Net income for the current quarter amounted to $184,848 (including the $83,471 release of the accounts payable reserve), down approximately 21% from the $234,165 (including the $77,524 release of the accounts payable reserve), realized in the comparable quarter a year ago.

     Revenue from oil royalties increased 272% to $63,242 in the current quarter from $16,987 realized in the comparable period a year ago.

     Revenue from gas royalties decreased 43% to $135,052 in the current quarter from $234,983 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the three months ended June 30, 1999, and those realized in the comparable 1998 quarter, are presented in the following table:

                                                               1999         1998
                                                              -------      -------
OIL
  Barrels sold..............................................    4,710        2,172
  Average Price.............................................   $13.43        $7.82

NATURAL GAS
  Mcf sold..................................................   28,913       69,982
  Average price.............................................    $1.78        $2.25

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     During the six months ended June 30, 1999 and 1998, Tidelands Royalty B Corporation determined that $121,264 and $150,161 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and net income increased by those amounts.

     Net income for the current six months amounted to $546,055 (including the $121,264 release of the accounts payable reserve), down approximately 21% from the $694,715 (including the $150,161 release of the accounts payable reserve), realized in the comparable period a year ago.

     Revenue from oil royalties increased 108% to $80,444 in the current six months from $38,609 realized in the comparable period a year ago.

     Revenue from gas royalties decreased 28% to $490,040 in the current six months from $680,606 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the six months ended June 30, 1999, and those realized in the comparable 1998 period, are presented in the following table:

                                                               1999         1998
                                                              -------      -------
OIL
  Barrels sold..............................................    7,283        4,459
  Average Price.............................................   $11.05        $8.66

NATURAL GAS
  Mcf sold..................................................  199,928      208,649
  Average price.............................................    $1.84        $2.54

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

August 13, 1999                                                  By: /s/ JANE J. SHEA
                                                   -------------------------------------------------
                                                                     Jane J. Shea
                                                                    Vice President

August 13, 1999                                                   By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER            DESCRIPTION
     --------------            -----------
           27            -- Financial Data Schedule