Form 10-Q
period 1999-09-30
TIDELANDS ROYALTY TRUST B
filed 1999-11-15
CIK 276077

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-8677

                          TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                  75-6007863
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)
                 BANK OF AMERICA, N.A.                                          75283-0241
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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                     September 30, 1999
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets September 30, 1999 and
  December 31, 1998.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income -- Three Months and Nine Months Ended
  September 30, 1999 and 1998...............................     3

Condensed Consolidated Statements of Cash Flows -- Nine
  Months Ended September 30, 1999 and 1998..................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     8

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     8

Signatures..................................................     9

Exhibit Index...............................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
Current Assets:
  Cash and cash equivalents.................................   $1,556,723       $1,525,131
  Oil and gas royalties receivable..........................      144,094          113,214
  Federal income taxes receivable...........................        2,699            7,578
                                                               ----------       ----------
          Total current assets..............................   $1,703,516       $1,645,923
Oil, gas and other mineral properties.......................            2                2
                                                               ----------       ----------
                                                               $1,703,518       $1,645,925
                                                               ==========       ==========

                               LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................   $  451,424       $  645,567
  Income distributable to unitholders.......................      336,857          107,334
                                                               ----------       ----------
          Total current liabilities.........................   $  788,281       $  752,901
                                                               ----------       ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......            2                2
  Undistributed income......................................      915,235          893,022
                                                               ----------       ----------
          Total trust equity................................      915,237          893,024
                                                               ----------       ----------
                                                               $1,703,518       $1,645,925
                                                               ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                     NINE MONTHS               NINE MONTHS
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $  272,059   $  191,244   $  842,543   $  910,459
  Interest and other.........................      16,448       19,531       49,825       59,449
                                               ----------   ----------   ----------   ----------
          Total income.......................     288,507      210,775      892,368      969,908
                                               ----------   ----------   ----------   ----------
Expenses:
  General and administrative.................      19,379       21,762       70,670       78,430
                                               ----------   ----------   ----------   ----------
  Income before Federal income taxes.........     269,128      189,013      821,698      891,478
Federal income taxes of subsidiary...........       4,075        2,000       10,590        9,750
                                               ----------   ----------   ----------   ----------
          Net income.........................     265,053      187,013      811,108      881,728
Undistributed income at beginning of
  period.....................................     987,039      901,302      893,022      803,971
                                               ----------   ----------   ----------   ----------
                                                1,252,092    1,008,315    1,704,130    1,685,699
Distributions to unitholders.................     336,857      398,922      788,895      996,306
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $  915,235   $  689,393   $  915,235   $  689,393
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     0.19   $     0.13   $     0.59   $     0.64
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $     0.24   $     0.29   $     0.57   $     0.72
                                               ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial Statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999          1998
                                                              ----------    -----------
Cash flows from operating activities:
  Net income................................................  $  811,108    $   881,728
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (30,880)        44,579
       Federal income taxes receivable......................       4,879         (3,250)
       Accounts payable.....................................    (194,146)      (213,936)
                                                              ----------    -----------
          Net cash provided by operating activities.........     590,961        709,121
                                                              ----------    -----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (559,369)    (1,226,993)
  Net increase (decrease) in cash and cash equivalents......      31,592       (517,872)
Cash and cash equivalents at beginning of period............   1,525,131      2,257,909
                                                              ----------    -----------
Cash and cash equivalents at end of period..................  $1,556,723    $ 1,740,037
                                                              ==========    ===========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 1999 consisted of $255,258 applicable to the Trust and $659,977 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     The Trust's Subsidiary, Tidelands Royalty B Corporation, has a remaining account payable of $99,000 to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods and $346,268 for possible overpayments received on production payments. During the quarter ended September 30, 1999 it was determined that $71,138 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and oil and gas royalties were increased by that amount.

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

GENERAL

     Natural gas sales started to decline during the second quarter of 1999 and while there was an increase in the third quarter, sales did not return to the levels of the first quarter. The decline is due to the decrease in gas production from the Galveston Block 303 Field.

     Oil sales volumes in the first nine months of 1999 were up from the levels realized in the comparable period in 1998. And oil sales volumes for the third quarter of 1999 are up over the comparable period in 1998. Also oil prices have increased significantly during the past year. Oil royalties amounted to 15% of the Trust's total royalties during the first nine months of 1999, up from 6% a year ago.

     The average price received for natural gas so far in 1999 is less than that realized in the comparable period in 1998. However, the average price received in the third quarter shows a significant upward trend. Royalties from gas sales accounted for 85% of total royalties during the current nine month period, down from 94% in the comparable period a year ago.

     There were no wells drilled on the leases during the quarter but Well Number 1 on High Island Block 128 was recompleted in an upper zone.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (BBLS)    GAS (MCF)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
September 30, 1998................................    2,006         54,454      $.13         $.29
December 31, 1998.................................    3,470        142,233       .22          .08
March 31, 1999....................................    2,573        171,015       .26          .17
June 30, 1999.....................................    4,710         28,913       .13          .16
September 30, 1999................................    2,791         51,287       .19          .24

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation of royalty payments to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust. Any disruption of the Trust's operations that results from Year 2000 problems of these third parties could have a material adverse effect on the Trust. The Trust does not have access to information that would permit the Trust to determine the status of these third parties' efforts to analyze and address Year 2000 issues. The Trust has inquired of certain of these third parties regarding their Year 2000 compliance efforts and will continue to monitor these parties' public announcements regarding Year 2000 issues.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     During the quarters ended September 30, 1999 and 1998, Tidelands Royalty B Corporation determined that $71,138 and $60,379 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and oil and gas royalties were increased by those amounts.

     Net income for the current quarter amounted to $265,053 (including the $71,138 release of the accounts payable reserve), up approximately 42% from the $187,013 (including the $60,379 release of the accounts payable reserve), realized in the comparable quarter a year ago.

     Revenue from oil royalties increased to $49,650 in the current quarter from $13,916 realized in the comparable period a year ago. Increases were realized in sales quantities and price.

     Revenue from gas royalties increased 25% to $222,409 in the current quarter from $177,328 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. The decline in sales quantities was offset by the increase in price.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the three months ended September 30, 1999, and those realized in the comparable 1998 quarter, are presented in the following table:

                                                               1999         1998
                                                              -------      -------
OIL
  Barrels sold..............................................    2,791        2,006
  Average Price.............................................   $17.79        $6.94

NATURAL GAS
  Mcf sold..................................................   51,287       54,454
  Average price.............................................    $2.95        $2.15

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     During the nine months ended September 30, 1999 and 1998, Tidelands Royalty B Corporation determined that $192,402 and $210,540 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and oil and gas royalties were increased by those amounts.

     Net income for the current nine months amounted to $811,108 (including the $192,402 release of the accounts payable reserve), down approximately 8% from the $881,728 (including the $210,540 release of the accounts payable reserve), realized in the comparable period a year ago.

     Revenue from oil royalties increased to $130,094 in the current nine months from $52,525 realized in the comparable period a year ago. Increases were realized in sales quantities and price.

     Revenue from gas royalties decreased 17% to $712,449 in the current nine months from $857,934 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. Decreases were realized in both sales quantities and price.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the nine months ended September 30, 1999, and those realized in the comparable 1998 period, are presented in the following table:

                                                               1999         1998
                                                              -------      -------
OIL
  Barrels sold..............................................   10,074        6,465
  Average Price.............................................   $12.91        $8.12

NATURAL GAS
  Mcf sold..................................................  251,215      263,103
  Average price.............................................    $2.07        $2.46

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

November 15, 1999                                             By: /s/ CINDY STOVER MILLER
                                                   -------------------------------------------------
                                                                  Cindy Stover Miller
                                                                    Vice President

November 15, 1999                                                 By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule