Form 10-K405
period 1999-12-31
TIDELANDS ROYALTY TRUST B
filed 2000-03-27
CIK 276077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           C/O THE CORPORATE TRUSTEE:
                              BANK OF AMERICA, NA
                   P.O. BOX 830241, DALLAS, TEXAS 75283-0241
              (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at February 18, 2000: $3,623,954.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 1999 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 1999, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

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

     The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee.

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

     As of December 31, 1999, Chevron and others held interests in six leases subject to Tidelands' interests in five of the 60 tracts in the Royalty Area. Leases on all six of such tracts contain currently-producing or shut-in wells subject to Tidelands' interests.

     The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein. Chevron has assigned to other operators Chevron's interest in five leases covering 22,948 acres in the Royalty Area. Chevron has retained an interest in one lease covering 4,364 acres in the Royalty Area.

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals: the interest in other minerals is limited to an approximately 4.17% overriding royalty.

     In 1999, approximately 17% of Tidelands' royalty revenues were attributable to oil and approximately 83% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. During 1999 Tidelands received royalty payments from nine working interest owners. The following table shows the percentage received each year for the past 3 years for those working interest owners accounting for over 5% of the Trust's royalty receipts during any of the last three years:

                         COMPANY                            1999   1998    1997
                         -------                            ----   ----    ----
American Explorer Company.................................   --     18%     --
Burlington Resources......................................    6%    42%     34%
Chevron, USA..............................................    7%     8%     13%
Pennzoil Exploration and Production Company...............   81%    30%     41%

     Tidelands derives no revenues from foreign sources and has no export sales.

     Tidelands and Tidelands Corporation have no direct employees.

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

     No reports on oil and gas reserves were filed with any federal authority or agency during 1999 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                         1999       1998       1997
                                                        -------    -------    -------
Quantity of royalty oil and gas sold
  Oil (in barrels ("bbls")).........................     12,810      9,935     10,348
  Gas (in thousand cubic feet ("mcf"))..............    319,858    405,336    495,734
Weighted average sales price
  for royalty oil and gas sold
  Oil (per bbl)(1)..................................     $14.73      $8.90     $14.04
  Gas (per mcf).....................................     $ 2.87      $2.81     $ 2.25

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

     Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 6 oil and gas leases covering 27,312 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas. In addition to interests in these existing leases, Tidelands is entitled to receive an interest in any lease obtained before April 30, 2001, by Chevron or Elf in the Royalty Area.

     Set forth in the table below is certain information concerning gross productive oil and gas wells and gross leased acres in which Tidelands owns its interests:

Gross Productive Wells --
  Oil...............................................       3
                                                          --
                                                          --
  Gas...............................................       8
                                                          --
                                                          --
Gross Leased Acres --
  Productive........................................  27,312
                                                      ======

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     Productive Properties. Productive properties cover 27,312 gross acres under 6 different leases. These 6 leases contain 11 wells. Three of these wells produce oil, and 8 wells have been completed to produce natural gas and condensate. See "Present Activities."

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period, from January through June 1999, 1998 and 1997. Only fields that were producing at the end of the six-month period are listed. Production from these fields accounted for substantially all of Tidelands' distributable income in 1999. The information in the table is based upon data obtained from the Petroleum Information Corporation. The information for the period ended June 1999 is the most recent production information available to Tidelands from the Petroleum Information Corporation. Information for the periods ended June 1998 and 1997 is included for comparison purposes.

                                                         NET MCF GAS & OIL
                                            YEAR       EQUIVALENT PER DAY(1)
                                           FIRST      -----------------------
                 FIELD                    PRODUCED    1999     1998     1997
                 -----                    --------    -----    -----    -----
Offshore Texas
  Galveston Block 303...................    1987       117      713      450
  High Island Block 128.................    1989        51       37      130
Offshore Louisiana
  Sabine Pass Block 13..................    1981       193      222      177
  West Cameron Block 165................    1969       751       97      372
  West Cameron Block 225................    1969        12       33        4
  West Cameron Block 333(2).............    1978        --       10       47

---------------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis.

(2) The lease on West Cameron Block 333 field was released by the working interest owner.

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

     Published reports indicate that during 1999, Chevron and Elf did not bid on any lease located in the Royalty Area in the two federal lease sales held during that year.

     The Minerals Management Service of the United States Department of the Interior received bids in a lease sale in the Central Gulf area on March 15, 2000. The sale covers a portion of the Royalty Area that lies in the West Cameron area.

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

                           UNITHOLDER VOTING MATTERS

     During 1999, no matter was submitted by Tidelands to a vote of its unitholders.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 420 unitholders of record as of March 9, 2000. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 1999.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD's Bulletin Board under the symbol "TIRTZ". There is limited trading in Tidelands' units of beneficial interest. The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

                                          BID QUOTATION
               YEAR ENDED                 --------------      DISTRIBUTIONS
              DECEMBER 31,                HIGH      LOW        (PER UNIT)
              ------------                -----    -----      -------------
1998
  First quarter.........................  $7.00    $6.00          $.19
  Second quarter........................   6.13     5.75           .24
  Third quarter.........................   5.88     4.88           .29
  Fourth quarter........................   6.00     4.88           .08
1999
  First quarter.........................  $4.87    $4.62          $.17
  Second quarter........................   4.87     4.62           .16
  Third quarter.........................   4.87     4.50           .24
  Fourth quarter........................   4.56     4.00           .17

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

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 1999, nor has it passed upon its accuracy or adequacy. While Tidelands' complete Form 10-K (excluding exhibits) for the year ended December 31, 1999, is included in Tidelands' 1999 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Cindy Stover Miller, Bank of America, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
Income -- oil and gas royalties......  $1,108,019   $1,228,313   $1,262,876   $1,103,926   $  978,172
Net income...........................   1,070,861   $1,192,688   $1,234,986   $1,076,335   $  965,004
Net income per unit..................        $.77         $.86         $.89         $.78         $.70
Distributions to unitholders.........   1,028,369   $1,103,637   $1,165,924   $1,029,524   $  960,169
Distributions per unit...............        $.74         $.80         $.84         $.74         $.69
Total assets.........................  $1,560,219   $1,645,925   $2,421,226   $1,945,260   $1,905,164

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

  General

     Primarily due to a decrease in gas production, distributions to unitholders amounted to $.74 per unit in 1999, a decrease of $.06 from the $.80 distributed in 1998. Net income for 1999 was $.77 per unit, down about 10% from $.86 realized in 1998.

     Oil and gas prices increased during 1999. The average price received by Tidelands for oil was $14.73 in 1999, an increase of 66% over the $8.90 received in 1998. The average price received by Tidelands for gas was $2.87 in 1999 an increase of 2% over the $2.81 received in 1998.

     Tidelands realized 83% of its royalty revenue from the sale of gas in 1999. Oil revenue has increased from 7% in 1998 to 17% in 1999 due to condensate production from a well in the West Cameron Block 165 field. While the mcf equivalent of oil and gas production changed only slightly from 1998 to 1999, production decreased from Galveston Block 303 and significantly increased from West Cameron Block 165.

     Tidelands' overriding royalty interest covers a total area of 27,312 acres all of which is producing. During 1999 the lease on West Cameron Block 332 (4,063 acres) was released by its owner.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests (4.17%)in such properties will not be further reduced.

     Tidelands has retained a funded reserve for possible royalty overpayments received by Tidelands in various years from 1988 through 1993. During the years ended December 31, 1999 and 1998, respectively, Tidelands restored to income $258,902 and $340,485 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. Net income per unit was increased $.19 and $.25 in 1999 and 1998, respectively by this decision.

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

     Important aspects of Tidelands' operations are conducted by third parties. As of the date of this report, Tidelands has not experienced any significant disruptions to financial or operating activities as a result of the Year 2000 issues. There were no internal system disruptions and Tidelands is not aware of any failures affecting third parties that conduct Tidelands' operations. Tidelands will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by Tidelands related to Year 2000 issues were not material.

     Tidelands does not have any reportable quantitative or qualitative market risk disclosure.

OIL AND GAS ROYALTIES -- 1999 AND 1998

     Income from oil and gas royalties decreased 10% in 1999 as compared to 1998. Gas royalties accounted for 83% of income from royalties in 1999. The price received for gas during 1999 increased 2% from 1998 to $2.87 per mcf.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                        CHANGE FROM
                                                                       1998 TO 1999
                                                                    -------------------
                                             1999         1998       AMOUNT     PERCENT
                                          ----------   ----------   ---------   -------
Income:
  Oil royalties(1)......................  $  188,643   $   88,389   $ 100,254     113%
  Gas royalties.........................     919,376    1,139,924    (220,548)    (19)%
                                          ----------   ----------   ---------
                                          $1,108,019   $1,228,313   $(120,294)    (10)%
                                          ==========   ==========   =========
Net production quantities
  Oil (bbls)............................      12,810        9,935       2,875      29%
  Gas (mcf).............................     319,858      405,336     (85,478)    (21)%
Average net prices
  Oil(1)................................  $    14.73   $     8.90   $    5.83      66%
  Gas...................................  $     2.87   $     2.81   $     .06       2%

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

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages F-1 and F-7 hereof:

                                                                     PAGE
                                                                    ------
--  Independent Auditors' Report................................     F-1

--  Consolidated Balance Sheets as of December 31, 1999 and
      1998......................................................     F-2

--  Consolidated Statements of Income and Undistributed Income
      for the Three Years Ended December 31, 1999...............     F-3

--  Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 1999...................................     F-4

--  Notes to Consolidated Financial Statements..................     F-5

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 1999 and 1998 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Tidelands was created by a trust agreement effective June 1, 1954 and there is no provision for the election of directors and officers. However, the agreement does provide for the appointment of an individual trustee and a corporate trustee.

     Bank of America, N.A. is the corporate trustee (the "Corporate Trustee").

     During 1998, Chas. G. McBurney, the individual trustee, resigned for personal reasons. Although the instruments pursuant to which Tidelands was created provide for an individual trustee, none of the individuals identified therein as possible individual trustees currently are available to serve as the individual trustee. The Corporate Trustee of Tidelands believes that the duties of the individual trustee can be administered by Mr. R. Ray Bell, the principal accounting officer of Tidelands. The Corporate Trustee of Tidelands also believes that Tidelands likely would incur substantial expenses in recruiting and electing a new individual trustee. The Indenture pursuant to which Tidelands was created will expire on April 30, 2001 unless extended by vote of the holders of a majority of the outstanding units of beneficial interest in Tidelands. In order to reduce the expenses to be incurred in electing a new individual trustee, Tidelands may elect to submit such matter to a vote of the holders of units of beneficial interest in conjunction with the submission to such holders of the question where to extend the term of the Indenture. The Corporate Trustee of Tidelands has not determined when, or if, either such matter will be presented to the holders of units of beneficial interest.

     The trustees have entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, a 32.6% unitholder of Tidelands) to share certain administrative expenses. Mr. R. Ray Bell may be considered a significant employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 72 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine Petroleum Trust, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 1999, Tidelands paid or accrued fees of $17,471 to Bank of America, N.A., as corporate trustee.

     During Tidelands' fiscal year ended December 31, 1999, Tidelands paid $28,674 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of the trusts' gross receipts to the total gross receipts of both trusts.

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
                                             P.O. Box 830241
                                             Dallas, Texas 75283-0241

                                 MISCELLANEOUS

                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

(a) Financial Statements -- See "Financial Statements and Supplementary Data" above.

(b) Reports on Form 8-K -- None.

(c) Exhibits

      3.1      Indenture of Trust dated June 1, 1954, as amended (filed as
               Exhibit (3) to the Annual Report on Form 10-K of Tidelands
               Royalty Trust "B" for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March
               30, 1995, and incorporated herein by reference).
     21.1      Subsidiaries of Tidelands.
     27.1      Financial Data Schedule

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" ("Tidelands") and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Tidelands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

Dallas, Texas
March 3, 2000

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                 1999              1998
                                                              ----------        ----------
Current assets:
  Cash and cash equivalents.................................  $1,464,127        $1,525,131
  Oil and gas royalties receivable..........................      96,090           113,214
  Federal income taxes receivable...........................          --             7,578
                                                              ----------        ----------
            Total current assets............................   1,560,217         1,645,923

Oil, gas and other mineral properties.......................           2                 2
                                                              ----------        ----------
                                                              $1,560,219        $1,645,925
                                                              ==========        ==========
                               LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).................................  $  385,015        $  645,567
  Income distributable to unitholders.......................     239,477           107,334
  Federal income tax payable................................         211                --
                                                              ----------        ----------
            Total current liabilities.......................     624,703           752,901
                                                              ----------        ----------

Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest,
     issued 1,386,375 units at nominal value................           2                 2
  Undistributed income (note 2).............................     935,514           893,022
                                                              ----------        ----------
            Total trust equity..............................     935,516           893,024
                                                              ----------        ----------
                                                              $1,560,219        $1,645,925
                                                              ==========        ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                              1999         1998          1997
                                                           ----------   ----------    ----------
Income:
  Oil and gas royalties..................................  $1,108,019   $1,228,313    $1,262,876
  Interest and other.....................................      66,786       76,569        77,861
                                                           ----------   ----------    ----------
            Total income.................................   1,174,805    1,304,882     1,340,737
                                                           ----------   ----------    ----------
Expenses:
  General and administrative.............................      87,144       99,194        89,751
                                                           ----------   ----------    ----------
            Income before federal income taxes...........   1,087,661    1,205,688     1,250,986
Federal income taxes of subsidiary (note 1(d))...........      16,800       13,000        16,000
                                                           ----------   ----------    ----------
            Net income...................................   1,070,861    1,192,688     1,234,986
Undistributed income at beginning of year................     893,022      803,971       734,909
                                                           ----------   ----------    ----------
                                                            1,963,883    1,996,659     1,969,895
Distributions to unitholders.............................   1,028,369    1,103,637     1,165,924
                                                           ----------   ----------    ----------
Undistributed income at end of year......................  $  935,514   $  893,022    $  803,971
                                                           ==========   ==========    ==========
Net income per unit......................................  $.77......         $.86          $.89
Distributions per unit...................................  $.74......         $.80          $.84
Weighted average units outstanding.......................   1,386,375    1,386,375     1,386,375
                                                           ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                          1999           1998          1997
                                                       -----------    ----------    -----------
Cash flows from operating activities:
  Net income.........................................  $ 1,070,861    $1,192,688    $ 1,234,986
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable..............       17,124        46,523         15,275
       Federal income taxes receivable...............        7,578        (4,000)         3,648
       Accounts payable..............................     (260,552)     (342,074)         4,208
       Federal income tax payable....................          211            --             --
                                                       -----------    ----------    -----------
          Net cash provided by operating
            activities...............................      835,222       893,137      1,258,117
                                                       -----------    ----------    -----------
Cash flows from financing activities -- cash
  distributions to unitholders.......................     (896,226)   (1,625,915)      (763,228)
                                                       -----------    ----------    -----------
          Net increase (decrease) in cash and cash
            equivalents..............................      (61,004)     (732,778)       494,889
Cash and cash equivalents at beginning of year.......    1,525,131     2,257,909      1,763,020
                                                       -----------    ----------    -----------
Cash and cash equivalents at end of year.............  $ 1,464,127    $1,525,131    $ 2,257,909
                                                       ===========    ==========    ===========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     Tidelands was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable Tidelands to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951. Royalty revenue received from Chevron accounted for approximately 7%, 8% and 13% of total royalty revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Royalty revenue received from Pennzoil Exploration and Production Company totaled approximately 81%, 30%, and 41% for the years ended December 31, 1999, 1998 and 1997, respectively. Royalty revenue from American Explorer Company totaled 18% for the year ended December 31, 1998. In addition, royalty revenue from Burlington Resources Oil and Gas Company accounted for approximately 6%, 42% and 34% of total royalty revenue for the years ended December 31, 1999, 1998 and 1997, respectively. No other companies accounted for more than 10% of the Trust's royalty revenues during the year ended December 31, 1999, 1998 or 1997.

     Tidelands is required under its indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. Tidelands cannot invest any of the money of Tidelands for any purpose and cannot engage in a trade or business.

     Tidelands' wholly-owned subsidiary, Tidelands Royalty "B" Corporation ("Tidelands Corporation"), holds title to interests in properties that are situated offshore of Louisiana. Ninety-five percent of all oil, gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties. Tidelands is authorized to pay expenses of Tidelands Corporation should it be necessary.

     Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. The sole purpose of this operation is to assist the trustees in the administration of the trusts. General and administrative expenses totaled $87,144, $99,194 and $89,751 for the years ended December 31, 1999, 1998, and 1997, respectively.

     At December 31, 1999 and 1998, Marine Petroleum Trust owned 32.6% of Tidelands' outstanding units of beneficial interest.

  (b) Principles of Consolidation

     The consolidated financial statements include Tidelands and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

  (c) Oil, Gas and Other Mineral Properties

     At the time Tidelands was established, no determinable market value was available for the assets transferred to Tidelands; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.

     Tidelands' revenues are derived from production payments and overriding royalty interests related to properties located in the Gulf of Mexico.

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $1,108,019, $1,228,313 and $1,262,876 in 1999, 1998 and 1997,
respectively.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

  (d) Federal Income Taxes

     No provision has been made for Federal income taxes on Tidelands' income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 95% of oil and gas royalties to be distributed to Tidelands and after deducting statutory depletion.

  (e) Credit Risk Concentration and Cash Equivalents

     Financial instruments which potentially subject Tidelands and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and unsecured oil and gas royalties receivable. Tidelands and its wholly-owned subsidiary place their cash investments with financial institutions that management considers creditworthy and limit the amount of credit exposure from any one financial institution. Royalties receivable are from large creditworthy companies and Tidelands historically has not encountered collection problems. The estimated fair values of cash equivalents and oil and gas royalties receivable approximate the carrying values due to the short term nature of these financial instruments.

     Cash equivalents of $1,213,304 and $1,454,865 at December 31, 1999 and 1998, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f) Statements of Cash Flows

     Tidelands paid $9,011, $17,000 and $12,352 in federal income taxes in 1999, 1998 and 1997, respectively. No payments of interest were made in 1999, 1998 and 1997.

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

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $676,822 and $607,516 applicable to the subsidiary corporation at December 31, 1999 and 1998, respectively.

(3) OVERPAID ROYALTIES

     Tidelands has recorded a liability for possible royalty overpayments received by Tidelands in various years from 1988 through 1993, which is reflected in accounts payable in the accompanying consolidated balance sheets. During 1999, 1998 and 1997, Tidelands determined that $258,902, $340,485, and $0, respectively, was no longer required to be reserved, because it was no longer probable that repayment of such amount actually would be required. Accordingly, accounts payable was reduced and oil and gas royalties was increased by such amount.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to Tidelands' royalty interests is not presented because such information is not available to Tidelands. Tidelands' share of oil and gas produced for its royalty interests was

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY as follows: oil (barrels) -- 12,810 in 1999, 9,935 in 1998 and 10,348 in 1997;
and gas (mcf) -- 319,858 in 1999, 405,336 in 1998 and 495,734 in 1997.

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 1999 and 1998 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

                                                 OIL AND GAS       NET        NET INCOME
                                                  ROYALTIES       INCOME       PER UNIT
                                                 -----------    ----------    ----------
Quarter ended:
  March 31, 1999...............................  $  372,190     $  361,207      $ .26
  June 30, 1999................................     198,294        184,848        .13
  September 30, 1999...........................     272,059        265,053        .19
  December 31, 1999............................     265,476        259,753        .19
                                                 ----------     ----------      -----
                                                 $1,108,019     $1,070,861      $ .77
                                                 ==========     ==========      =====
Quarter ended:
  March 31, 1998...............................  $  467,245     $  460,550      $ .33
  June 30, 1998................................     251,970        234,165        .17
  September 30, 1998...........................     191,244        187,013        .13
  December 31, 1998............................     317,854        310,960        .23
                                                 ----------     ----------      -----
                                                 $1,228,313     $1,192,688      $ .86
                                                 ==========     ==========      =====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

                                            Tidelands Royalty Trust "B"
                                            (Registrant)

                                            By: Bank of America, N.A.
                                              (in its capacity as Corporate
                                                Trustee
                                              of Tidelands Royalty Trust "B"
                                              and not in its individual capacity
                                              or otherwise)

Date: March 27, 2000                        By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                         CAPACITIES                       DATE
                        ----                                         ----------                       ----
Bank of America, N.A.                                    Corporate Trustee                            March 27, 2000

             By: /s/ CINDY STOVER MILLER
  -------------------------------------------------
                 Cindy Stover Miller
                   Vice President

                   /s/ R. RAY BELL                       Principal Accounting Officer                 March 27, 2000
-----------------------------------------------------
                     R. Ray Bell

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

21.1            Subsidiaries of Tideland Royalty Trust "B"

27.1             Financial Data Schedule