Form 10-Q
period 2000-03-31
TIDELANDS ROYALTY TRUST B
filed 2000-05-12
CIK 276077

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       March 31, 2000
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets March 31, 2000 and
  December 31, 1999.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income -- Three Months Ended March 31, 2000
  and 1999..................................................     3

Condensed Consolidated Statements of Cash Flows -- Three
  Months Ended March 31, 2000 and 1999......................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     9

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

Exhibit Index...............................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,419,528     $1,464,127
  Oil and gas royalties receivable..........................      87,464         96,090
                                                              ----------     ----------
          Total current assets..............................   1,506,992      1,560,217
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,506,994     $1,560,219
                                                              ==========     ==========

                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  350,506     $  385,015
  Income distributable to unitholders.......................     183,700        239,477
  Federal income taxes payable..............................       4,211            211
                                                              ----------     ----------
          Total current liabilities.........................  $  538,417     $  624,703
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................     968,575        935,514
                                                              ----------     ----------
          Total trust equity................................     968,577        935,516
                                                              ----------     ----------
                                                              $1,506,994     $1,560,219
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000         1999
                                                              ----------   ----------
Income:
  Oil and gas royalties.....................................  $  228,498   $  372,190
  Interest and other........................................      16,165       16,074
                                                              ----------   ----------
          Total income......................................     244,663      388,264
                                                              ----------   ----------
Expenses:
  General and administrative................................      23,905       23,957
                                                              ----------   ----------
          Income before Federal income taxes................     220,758      364,307
Federal income taxes of subsidiary..........................       4,000        3,100
                                                              ----------   ----------
          Net income........................................     216,758      361,207
Undistributed income at beginning of period.................     935,514      893,022
                                                              ----------   ----------
                                                               1,152,272    1,254,229
Distributions to unitholders................................     183,697      233,846
                                                              ----------   ----------
Undistributed income at end of period.......................  $  968,575   $1,020,383
                                                              ==========   ==========
Net income per unit.........................................  $     0.16   $     0.26
                                                              ==========   ==========
Distributions per unit......................................  $     0.13   $     0.17
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000          1999
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  216,758    $  361,207
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................       8,626       (39,755)
       Federal income taxes payable.........................       4,000         3,100
       Accounts payable.....................................     (34,509)      (33,911)
                                                              ----------    ----------
          Net cash provided by operating activities.........     194,875       290,641
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (239,474)     (107,334)
  Net increase (decrease) in cash and cash equivalents......     (44,599)      183,307
Cash and cash equivalents at beginning of period............   1,464,127     1,525,131
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,419,528    $1,708,438
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 1999. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 2000 consisted of $273,681 applicable to the Trust and $694,894 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     The Trust's subsidiary, Tidelands Royalty B Corporation, has a remaining account payable of $346,268 at March 31, 2000 to cover refunds that may be required for possible overpayments received on production payments. During the quarter ended March 31, 2000 it was determined that $32,500 was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and oil and gas royalties were increased by that amount.

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

GENERAL

     Oil and gas royalties were down 39% in the current quarter as compared to the comparable quarter a year ago. Gas revenue declined 70% while there was a 602% increase in oil revenue. Despite the 602% increase in oil revenue, the increase did not offset the 70% decline in gas revenue.

     The increase in oil royalties was due to condensate production from a well in the West Cameron Block 165 Field and to a significant increase in the well head price for oil from this field. The revenue from the West Cameron Field is not burdened with transportation cost as high as that of other fields from the Sabine Pass Block 13 Field.

     The decline in gas royalties is primarily due to the decreased production from the Galveston Block 303 Field. Prices increased but not enough to offset the decrease in production.

     There were no wells drilled on the leases during this quarter.

     The following table presents the net production quantities of oil and gas and the net income and distributions per unit for the last five quarters.

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (bbls)    GAS (mcf)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
March 31, 1999....................................    2,573        171,015       .26          .17
June 30, 1999.....................................    4,710         28,913       .13          .16
September 30, 1999................................    2,791         51,287       .19          .24
December 31, 1999.................................    2,736         68,643       .19          .17
March 31, 2000....................................    4,104         29,869       .16          .13

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation of royalty payments to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust. As of the date of this report, the Trust has not experienced any significant disruptions to financial or operating activities as a result of the Year 2000 issues. There were no internal system disruptions and the Trust is not aware of any failures affecting third parties that conduct the Trust's operations. The Trust will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by the Trust related to Year 2000 issues were not material.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     During the quarters ended March 31, 2000 and 1999, Tidelands Royalty B Corporation determined that $32,500 and $37,792 respectively, was no longer required to be reserved for possible royalty overpayments. Accordingly accounts payable was reduced and oil and gas royalties were increased by those amounts.

     Net income for the current quarter amounted to $216,759 (including the $32,500 release of the accounts payable reserve), down approximately 40% from the $361,207 (including the $37,792 release of the accounts payable reserve), realized in the comparable quarter a year ago.

     Revenue from oil royalties increased to $120,758 in the current quarter from $17,202 realized in the comparable period a year ago. Increases were realized in sales quantities and price.

     Revenue from gas royalties decreased 70% to $107,740 in the current quarter from $354,988 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. The decline in sales quantities was partially offset by the increase in price.

     The quantities of oil and gas sold and the average prices realized from current operations without the revenues realized from the reduction of the accounts payable reserve as described above for the three months ended March 31, 2000, and those realized in the comparable 1999 quarter, are presented in the following table:

                                                               2000          1999
                                                              -------      --------
OIL
  Barrels sold..............................................    4,104         2,573
  Average Price.............................................   $29.42         $6.69

NATURAL GAS
  Mcf sold..................................................   29,869       171,015
  Average price.............................................    $2.52         $1.85

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

May 12, 2000                                                  By: /s/ CINDY STOVER MILLER
                                                   -------------------------------------------------
                                                                  Cindy Stover Miller
                                                                    Vice President

May 12, 2000                                                      By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule

TIDELANDS ROYALTY TRUST "B"
C/O BANK OF AMERICA, N.A.
P.O. BOX 830241
DALLAS, TEXAS 75283-0241