Form 10-Q
period 2000-06-30
TIDELANDS ROYALTY TRUST B
filed 2000-08-11
CIK 276077

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       June 30, 2000
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets June 30, 2000 and
  December 31, 1999.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income -- Three Months and Six Months Ended
  June 30, 2000 and 1999....................................     3

Condensed Consolidated Statements of Cash Flows -- Six
  Months Ended June 30, 2000 and 1999.......................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

Exhibit Index...............................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,448,800     $1,464,127
  Oil and gas royalties receivable..........................     104,632         96,090
  Federal income taxes receivable...........................         577              0
                                                              ----------     ----------
          Total current assets..............................   1,544,009      1,560,217
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,554,011     $1,560,219
                                                              ==========     ==========

                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  352,178     $  385,015
  Income distributable to unitholders.......................     262,797        239,477
  Federal income taxes payable..............................                        211
                                                              ----------     ----------
          Total current liabilities.........................  $  614,975     $  624,703
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................     939,034        935,514
                                                              ----------     ----------
          Total trust equity................................     939,036        935,516
                                                              ----------     ----------
                                                              $1,554,011     $1,560,219
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                    THREE MONTHS               SIX MONTHS
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $  247,622   $  198,294   $  476,120   $  570,484
  Interest and other.........................      18,023       17,303       34,188       33,377
                                               ----------   ----------   ----------   ----------
          Total income.......................     265,645      215,597      510,308      603,861
                                               ----------   ----------   ----------   ----------
Expenses:
  General and administrative.................      28,392       27,334       52,296       51,291
                                               ----------   ----------   ----------   ----------
          Income before Federal income
            taxes............................     237,253      188,263      458,012      552,570
Federal income taxes of subsidiary...........       4,000        3,415        8,000        6,515
                                               ----------   ----------   ----------   ----------
          Net income.........................     233,253      184,848      450,012      546,055
Undistributed income at beginning of
  period.....................................     968,575    1,020,383      935,514      893,022
                                               ----------   ----------   ----------   ----------
                                                1,201,828    1,205,231    1,385,526    1,439,077
Distributions to unitholders.................     262,794      218,192      446,491      452,038
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $  939,034   $  987,039   $  939,034   $  987,039
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     0.17   $     0.13   $     0.32   $     0.39
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $     0.19   $     0.16   $     0.32   $     0.33
                                               ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000          1999
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  450,012    $  546,055
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
     Oil and gas royalties receivable.......................      (8,542)      (16,204)
     Federal income taxes payable...........................        (788)        4,104
     Accounts payable.......................................     (32,837)     (122,759)
                                                              ----------    ----------
       Net cash provided by operating activities............     407,845       411,196
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (423,172)     (341,178)
  Net increase (decrease) in cash and cash equivalents......     (15,327)       70,018
Cash and cash equivalents at beginning of period............   1,464,127     1,525,131
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,448,800    $1,595,149
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 1999. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

UNDISTRIBUTED INCOME

     Undistributed income as of June 30, 2000 consisted of $224,769 applicable to the Trust and $714,265 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     The Trust's subsidiary, Tidelands Royalty B Corporation, has a remaining account payable of $346,268 at June 30, 2000 to cover refunds that may be required for possible overpayments received on production payments. Subsequent to June 30, 2000, officers of the subsidiary have determined that approximately $219,000 of these reserves will no longer be required and expect that this amount will be included in the net profits interest for the quarter ending September 30, 2000.

TERM OF TRUST

     The indenture pursuant to which the Trust was created (the "Indenture") provides that the Trust will expire on April 30, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The trustee currently anticipates that before the expiration of the Trust, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the Trust 20 years beyond the current expiration date of April 30, 2001; however, there can be no assurance that such approval will be obtained.

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

GENERAL

     The Trust realizes most of its revenue from the sale of natural gas, which sales accounted for approximately 68% of revenue in the current six month period.

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

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (BBLS)    GAS (MCF)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
June 30, 1999.....................................    4,710         28,913       .13          .16
September 30, 1999................................    2,791         51,287       .19          .24
December 31, 1999.................................    2,736         68,643       .19          .17
March 31, 2000....................................    4,104         29,869       .16          .13
June 30, 2000.....................................    1,178         83,371       .17          .19

     The Trust's revenues are derived from the oil and gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including without limitation the number of leases bid on and obtained by parties subject to the contract between the Trust's predecessors and Gulf Oil Corporation dated April 30, 1951 (The "1951 Contract"), the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the 1951 Contract of their efforts to obtain leases in the area that is subject to the Trust's interests. Additionally, the 1951 Contract will expire on April 30, 2001. Once the 1951 Contract expires, the

Trust will not receive any royalty interests in additional oil and gas leases. However, the expiration of the 1951 Contract will not affect the receipt of royalty payments originating from leases in which the Trust currently has a royalty interest.

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

     The Indenture pursuant to which the Trust was created provides that the Trust will expire on April 30, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The trustee currently anticipates that before the expiration of the Trust, the unit holders will be asked to approve an amendment to the Indenture to extend the life of the Trust 20 years beyond the current expiration date of April 30, 2001; however, there can be no assurance that such approval will be obtained.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Net income increased 26% to $233,253 for the current three month period ending June 30, 2000 over the $184,848 of net income realized in the comparable period a year ago. The average price realized for oil and gas increased in the current period over the average price realized during the same period a year ago. Oil production was down 75% while natural gas production was up 188% from the results of the comparable period a year ago.

     Revenues from oil royalties decreased 52% during the current three month period from the comparable period a year ago. The average price received for oil in the current period amounted to $26.02 as compared to $13.43 for the comparable period a year ago.

     Revenues from natural gas royalties were up 320% in the current period over the results of the corresponding period a year ago. The volume of natural gas sold increased 188%. The average price of natural gas increased to $2.60 from $1.78 for the same period a year ago. The average price of natural gas for the comparable three month period of the prior year does not include $83,471 of additional income resulting from the reduction of accounts payable.

     There were no changes in the number of leases in which the Trust has an interest and no wells were drilled during the three months ended June 30, 2000.

     The quantities of oil and gas sold and average prices realized from current operations, without revenues realized from the reduction of the accounts payable reserve as described above, for the three months ended June 30, 2000 and 1999, are presented in the following table.

                                                             2000      1999
                                                            -------   -------
Oil
  Barrels sold............................................    1,178     4,710
  Average price...........................................  $ 26.02   $ 13.43
Gas
  Mcf sold................................................   83,371    28,913
  Average price...........................................  $  2.60   $  1.78

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

     Net income of $450,012 for the current six months ending June 30, 2000 was 18% less than the $546,055 realized in the comparable period a year ago. The average prices realized for oil and gas were up while production decreased. Net income increased during both the current six month period and the comparable period a year ago as a result of the reduction of the accounts payable reserve which was established to provide for possible claims resulting from gas price adjustments of prior periods. The amounts included in income were $32,500 and $121,264, respectively.

     Revenues from oil royalties increased 88% during the current six month period over the results of the comparable period a year ago. The average price received for oil in the current period amounted to $28.67 as compared to $11.05 during the same period a year ago. This increase in price offset the effect of the 27% decline in the volume of oil sold.

     Revenues from natural gas royalties from current production were down 21% over the comparable period a year ago. The volume of natural gas sold in the current period declined 43% while the average price increased to $2.58 from $1.84 for the same period a year ago. Average prices for natural gas do not include $32,500 and $121,264 realized from the reduction accounts payable reserve for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

     Approximately 88% of the royalties received during the current six month period were from two fields; West Cameron Block 165 and Sabine Pass Block 13. The working interest in both fields was transferred to Devon Energy Corporation during the current period. Devon Energy Corporation has assumed all future royalty obligations from these fields.

     There were no changes in the number of leases in which the Trust has an interest and no wells were drilled during the six months ended June 30, 2000.

     The quantities of oil and gas sold and average prices realized from current operations, without the revenues realized from the reduction of the accounts payable reserve as described above, for the six months ended June 30, 2000 and 1999 are presented in the following table.

                                                            2000       1999
                                                          --------   --------
Oil
  Barrels sold..........................................     5,282      7,283
  Average price.........................................  $  28.67   $  11.05
Gas
  Mcf sold..............................................   113,240    199,928
  Average price.........................................  $   2.58   $   1.84

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

August 11, 2000                                               By: /s/ CINDY STOVER MILLER
                                                   -------------------------------------------------
                                                                  Cindy Stover Miller
                                                                    Vice President

August 11, 2000                                                   By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule