Form 10-Q
period 2000-09-30
TIDELANDS ROYALTY TRUST B
filed 2000-11-13
CIK 276077

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                     September 30, 2000
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets September 30, 2000 and
  December 31, 1999.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income -- Three Months and Nine Months Ended
  September 30, 2000 and 1999...............................     3

Condensed Consolidated Statements of Cash Flows -- Nine
  Months Ended September 30, 2000 and 1999..................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current Assets:
  Cash and cash equivalents.................................   $1,494,884       $1,464,127
  Oil and gas royalties receivable..........................      203,882           96,090
                                                               ----------       ----------
          Total current assets..............................    1,698,766        1,560,217
Oil, gas and other mineral properties.......................            2                2
                                                               ----------       ----------
                                                               $1,698,768       $1,560,219
                                                               ==========       ==========

                               LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................   $  133,843       $  385,015
  Income distributable to unitholders.......................      464,906          239,477
  Federal income taxes payable..............................        8,551              211
                                                               ----------       ----------
          Total current liabilities.........................   $  607,300       $  624,703
                                                               ----------       ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......            2                2
  Undistributed income......................................    1,091,466          935,514
                                                               ----------       ----------
          Total trust equity................................    1,091,468          935,516
                                                               ----------       ----------
                                                               $1,698,768       $1,560,219
                                                               ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                    THREE MONTHS               NINE MONTHS
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $  633,667   $  272,059   $1,109,787   $  842,543
  Interest and other.........................      19,112       16,448       53,300       49,825
                                               ----------   ----------   ----------   ----------
          Total income.......................     652,779      288,507    1,163,087      892,368
                                               ----------   ----------   ----------   ----------
Expenses:
  General and administrative.................      22,617       19,379       74,912       70,670
                                               ----------   ----------   ----------   ----------
          Income before Federal income
            taxes............................     630,162      269,128    1,088,175      821,698
Federal income taxes of subsidiary...........      12,828        4,075       20,828       10,590
                                               ----------   ----------   ----------   ----------
          Net income.........................     617,334      265,053    1,067,347      811,108
Undistributed income at beginning of
  period.....................................     939,034      987,039      935,516      893,022
                                               ----------   ----------   ----------   ----------
                                                1,556,368    1,252,092    2,002,863    1,704,130
Distributions to unitholders.................     464,900      336,857      911,395      788,895
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $1,091,468   $  915,235   $1,091,468   $  915,235
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $      .45   $      .19   $      .77   $      .59
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $      .34   $      .24   $      .66   $      .57
                                               ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000          1999
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $1,067,347    $  811,108
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
     Oil and gas royalties receivable.......................    (107,792)      (30,880)
     Federal income taxes payable...........................       8,340         4,879
     Accounts payable.......................................    (251,172)     (194,146)
                                                              ----------    ----------
       Net cash provided by operating activities............     716,723       590,961
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (685,966)     (559,369)
  Net increase (decrease) in cash and cash equivalents......      30,757        31,592
Cash and cash equivalents at beginning of period............   1,464,127     1,525,131
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,494,884    $1,556,723
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 1999. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

UNDISTRIBUTED INCOME

     Undistributed income as of September 30, 2000 consisted of $347,948 applicable to the Trust and $743,518 applicable to Tidelands Royalty B Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     The Trust's subsidiary, Tidelands Royalty B Corporation, has a remaining accounts payable of $127,234 at September 30, 2000 to cover refunds that may be required for possible overpayments received on prior years' production payments.

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

GENERAL

     The Trust realizes most of its revenue from the sale of natural gas, which sales accounted for approximately 72% of revenue in the current nine month period.

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

                                                          PRODUCTION
                                                    -----------------------     NET          CASH
                     QUARTER                        OIL (BBLS)    GAS (MCF)    INCOME    DISTRIBUTION
                     -------                        ----------    ---------    ------    ------------
September 30, 1999................................    2,791         51,287       .19          .24
December 31, 1999.................................    2,736         68,643       .19          .17
March 31, 2000....................................    4,104         29,869       .16          .13
June 30, 2000.....................................    1,178         83,371       .17          .19
September 30, 2000................................    2,779         75,096       .45          .34

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net income increased 133% to $617,334 for the current three month period ending September 30, 2000 over the $265,053 of net income realized in the comparable period a year ago. The average price realized for oil and gas increased in the current period over the average price realized during the same period a year ago. Oil production was essentially unchanged while natural gas production was down 4% from the results of the comparable period a year ago. Net income increased during both the current three month period and the comparable period a year ago as a result of the reduction of the accounts payable reserve which was established to provide for possible royalty overpayments received on prior years' production payments. The amounts included in income were $219,035 and $71,138, respectively.

     Revenues from oil royalties increased 86% during the current three month period from the comparable period a year ago. The average price received for oil in the current period amounted to $32.87 as compared to $17.79 for the comparable period a year ago.

     Revenues from natural gas royalties were up 113% in the current period over the results of the corresponding period a year ago. The volume of natural gas sold decreased 4%. The average price of natural gas increased to $4.29 from $2.95 for the same period a year ago. The average prices of natural gas for the current three month period and the comparable three month period of the prior year do not include $219,035 and $71,138, respectively, of additional income resulting from the reduction of accounts payable for possible overpayments received on prior years' production payments.

     There were no changes in the number of leases in which the Trust has an interest and no wells were drilled during the three months ended September 30, 2000.

     The quantities of oil and gas sold and average prices realized from current operations, without revenues realized from the reduction of the accounts payable reserve as described above, for the three months ended September 30, 2000 and 1999, are presented in the following table.

                                                             2000      1999
                                                            -------   -------
Oil
  Barrels sold............................................    2,805     2,791
  Average price...........................................  $ 32.87   $ 17.79
Gas
  Mcf sold................................................   75,096    51,287
  Average price...........................................  $  4.29   $  2.95

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

     Net income of $1,067,347 for the current nine months ending September 30, 2000 was 32% more than the $811,108 realized in the comparable period a year ago. The average prices realized for oil and gas were up while production decreased. Net income increased during both the current nine month period and the comparable period a year ago as a result of the reduction of the accounts payable reserve which was established to provide for possible claims resulting from production payments in prior periods. The amounts included in income were $251,535 and $192,402, respectively.

     Revenues from oil royalties increased 87% during the current nine month period over the results of the comparable period a year ago. The average price received for oil in the current period amounted to $30.22 as compared to $12.91 during the same period a year ago.

     Revenues from natural gas royalties from current production were up 18% over the comparable period a year ago. The volume of natural gas sold in the current period declined 25% while the average price increased to $3.26 from $2.07 for the same period a year ago. Average prices for natural gas do not include $251,535 and $192,402 realized from the reduction of accounts payable reserve for the nine month periods ended September 30, 2000 and 1999, respectively.

     There were no changes in the number of leases in which the Trust has an interest and no wells were drilled during the six months ended September 30, 2000.

     The quantities of oil and gas sold and average prices realized from current operations, without the revenues realized from the reduction of the accounts payable reserve as described above, for the nine months ended September 30, 2000 and 1999 are presented in the following table.

                                                            2000       1999
                                                          --------   --------
Oil
  Barrels sold..........................................     8,061     10,074
  Average price.........................................  $  30.22   $  12.91
Gas
  Mcf sold..............................................   188,336    251,215
  Average price.........................................  $   3.26   $   2.07

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

November 13, 2000                                             By: /s/ CINDY STOVER MILLER
                                                   -------------------------------------------------
                                                                  Cindy Stover Miller
                                                                    Vice President

November 13, 2000                                                 By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule