Form 10-K405
period 2000-12-31
TIDELANDS ROYALTY TRUST B
filed 2001-02-21
CIK 276077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                           C/O THE CORPORATE TRUSTEE:
                                BANK OF AMERICA
                   P.O. BOX 830241, DALLAS, TEXAS 75283-0241
              (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at February 9, 2001: $4,884,867.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: December 31, 2000 -- 1,386,375 Units.

                      Documents incorporated by reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

     This Form 10-K for the year ended December 31, 2000, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

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

     The Indenture also provides that the term of the royalty trust created to hold the rights under the 1951 Contract will expire on April 30, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Following the filing of this Annual Report the unitholders will be asked to approve an amendment to the Indenture to extend the life of Tidelands twenty years beyond the expiration date.

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

     As of December 31, 2000, Devon Energy Production Company and others held interests in six leases subject to Tidelands' interests in five of the 60 tracts in the Royalty Area. Leases on all five tracts currently contain producing wells subject to Tidelands' interests.

     The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein. Chevron has not retained an interest in any of the leases subject to Tidelands' interests in the Royalty Area.

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals; the interest in other minerals is limited to an approximately 4.17% overriding royalty.

     In 2000, approximately 24% of Tidelands' royalty revenues were attributable to oil and approximately 76% were attributable to natural gas. The production payments and royalty revenues received by the Trust in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. During 2000 Tidelands received royalty payments from nine working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners that accounted for over 5% of the Trust's royalty revenues received during any of the last three years:

                        COMPANY                           2000    1999    1998
                        -------                           ----    ----    ----
American Explorer Company...............................   --      --      18%
Burlington Resources....................................    7%      6%     42%
Chevron, USA............................................    1%      7%      8%
Pennzenergy Exploration and Production Company..........   21%     81%     30%
Devon Energy Production Company.........................   68%     --      --

     Tidelands derives no revenues from foreign sources and has no export sales.

     Trust Functions. Tidelands is administered by officers and employees of its Trustee, Bank of America, N.A. and its principal accounting officer who performs certain management, financial and administrative services for Tidelands. See "Management and Principal Unitholders."

     Important aspects of Tidelands' operations are conducted by third parties. These include the production and sale of oil and gas and the calculation of royalty payments to Tidelands, which are conducted by oil and gas companies that lease tracts subject to Tidelands' interests. Similarly, Tidelands' distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

     Marine Petroleum Corporation, a wholly-owned subsidiary of Marine Petroleum Trust ("Marine"), a 32.6% unitholder of Tidelands, leases office space in Dallas, Texas to provide work space and record storage for Marine, Marine Petroleum Corporation, Tidelands and Tidelands Corporation. The cost of this office facility is shared by all four of these entities in proportion to each entity's gross income to the total of such income of all entities.

     The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in "Properties" below). Moreover, no revenues are payable to Tidelands until sales of production commence from any such lease.

     The royalty interests held by Tidelands are depleting with each barrel of oil and mcf of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

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

     No reports on oil and gas reserves were filed with any federal authority or agency during 2000 by Tidelands.

     Production. Information concerning net quantities of oil and gas produced for each of the last three fiscal years, as well as the average sales price per unit of oil and gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                         2000       1999       1998
                                                        -------    -------    -------
Quantity of royalty oil and gas sold
  Oil (in barrels ("bbls"))...........................   12,497     12,810      9,935
  Gas (in thousand cubic feet ("mcf"))................  256,706    319,858    405,336
Weighted average sales price
  for royalty oil and gas sold
  Oil (per bbl)(1)....................................   $30.39     $14.73      $8.90
  Gas (per mcf)(1)....................................   $ 4.67     $ 2.87      $2.81

---------------

(1) The weighted average sales price is based on the market value at the well as determined by the operators.

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

     Productive Properties.

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

     The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six month period, from January through June 2000, 1999 and 1998. Only fields that were producing at the end of the six-month period are listed. Production from these fields accounted for substantially all of Tidelands' distributable income in 2000. The information for the period ended June 2000 is the most recent production information available to Tidelands from the Petroleum Information Corporation, except with respect to High Island Block 128 for the year 2000.

                                                         NET MCF GAS & OIL
                                            YEAR       EQUIVALENT PER DAY(1)
                                           FIRST      -----------------------
                 FIELD                    PRODUCED    2000     1999     1998
                 -----                    --------    -----    -----    -----
Offshore Texas
  Galveston Block 303...................    1987        55      117      713
  High Island Block 128(3)..............    1989       119(4)    51       37
Offshore Louisiana
  Sabine Pass Block 13..................    1981       198      193      222
  West Cameron Block 165................    1969       613      751       97
  West Cameron Block 225................    1969        12       12       33
  West Cameron Block 333(2).............    1978        --       --       10

---------------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis.

(2) The lease on West Cameron Block 333 field was released by the working interest owner.

(3) The well on this lease was reworked in April 2000.

(4) The production information with respect to High Island Block 128 was derived from a production report from the operator.

     Royalty Area. The State of Texas and the United States own all the mineral rights in the Royalty Area and possess the exclusive right to lease their respective areas for oil, gas and other mineral development. Leases are granted on the basis of sealed competitive bids at sales held on specified dates. Tideland's right to receive an interest in leases acquired by Chevron and Elf expires April 30, 2001. Sale Number 178 covering open tracts in the Central Gulf Leasing Area is scheduled for March 28, 2001. This will be the final lease sale prior to the expiration of the right to receive interests under the 1951 contract. There are approximately 160,000 acres in the Royalty Area that are not leased. However, Tidelands does not have any indication that either Chevron or Elf will bid on any tracts at the sale.

     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from all six leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

     Published reports indicate that during 2000, Chevron was high bidder and received a lease on West Cameron Block 251. This is a 5,000 acre block and the west half, 2,500 acres, is located in the Royalty Area.

     The Minerals Management Service of the United States Department of the Interior will receive bids in a lease sale in the Central Gulf area on March 28, 2001. The sale covers a portion of the Royalty Area that lies in the West Cameron area.

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

                           UNITHOLDER VOTING MATTERS

     During 2000, no matter was submitted by Tidelands to a vote of its unitholders.

     Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the trust twenty years beyond the current expiration date of April 30, 2001 to April 30, 2021.

     Tidelands is to continue until April 30, 2001, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. Alternatively, instead of so extending the term of Tidelands, the holders of the units owning a majority of the outstanding units may direct the Trustee to create one or more corporations to receive and hold the trust estate, or any portion thereof, unless the Trustee shall have received written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date, whether earlier or later than any such date determined as above, as they may specify.

     If the Indenture is not extended then the trust underlying Tidelands will be terminated. Upon termination of the trust (other than by the transfer of all the trust estate to a corporation pursuant to the provisions of the Indenture, as described above), the Trustee, after paying all of the obligations of the trust, shall transfer to an agent appointed by the holders of the units owning a majority of the outstanding units, by recordable assignments but without warranty, the interests in the trust estate. Prior to termination of the trust, no unitholder shall have any legal title in or to any of the properties comprising the trust estate nor the right to secure any partition thereof.

     Unitholders owning ten percent (10%) or more of the outstanding units may at any time direct the Trustee to conduct an investigation to determine whether the Trustee is receiving all revenues properly accruing to Tidelands' trust estate. The Trustee may be removed by unitholders owning a majority of the outstanding units. The unitholders owning eighty percent (80%) of the outstanding units may amend and modify the Indenture or any contract, agreement or undertaking which constitutes a part of the trust estate, but no such amendment may change the nature of the trust from that of a purely ministerial trust, nor can there be any change in the rights or responsibilities of the Trustee without its consent. However, no such change shall be made with respect to any amendment to the Indenture if the Trustee shall receive written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. Each unitholder has the right to examine, inspect and audit all records relating to the trust estate at reasonable intervals and during reasonable business hours.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 408 unitholders of record as of February 16, 2001. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2000.

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

                                          BID QUOTATION
               YEAR ENDED                 --------------      DISTRIBUTIONS
              DECEMBER 31,                HIGH      LOW        (PER UNIT)
              ------------                -----    -----      -------------
2000
  First quarter.........................  $4.50    $3.75          $.13
  Second quarter........................   4.75     4.00           .19
  Third quarter.........................   4.25     3.63           .33
  Fourth quarter........................   4.38     3.63           .22
1999
  First quarter.........................  $4.87    $4.62          $.17
  Second quarter........................   4.87     4.62           .16
  Third quarter.........................   4.87     4.50           .24
  Fourth quarter........................   4.56     4.00           .17

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

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 2000, nor has it passed upon its accuracy or adequacy. While Tidelands' complete Form 10-K (excluding exhibits) for the year ended December 31, 2000, is included in Tidelands' 2000 Annual Report, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Cindy Stover Miller, Bank of America, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                            SELECTED FINANCIAL DATA

                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
Income -- oil and gas royalties......  $1,579,911   $1,108,019   $1,228,313   $1,262,876   $1,103,926
Net income...........................   1,532,381    1,070,861   $1,192,688   $1,234,986   $1,076,335
Net income per unit..................       $1.11         $.77         $.86         $.89         $.78
Distributions to unitholders.........   1,213,007    1,028,369   $1,103,637   $1,165,924   $1,029,524
Distributions per unit...............        $.87         $.74         $.80         $.84         $.74
Total assets.........................  $1,688,390   $1,560,219   $1,645,925   $2,421,226   $1,945,260

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

     Results of Operations. Tidelands' revenues are derived from the oil and gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including without limitation the number of leases bid on and obtained by parties subject to Tidelands' interests, the number of productive wells drilled on leases subject to Tidelands' interests, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to Tidelands' interests; and the discontinuation by parties subject to Tidelands' interests of their efforts to obtain leases in the Royalty Area.

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

     Summary Review. Tidelands' net income in 2000 amounted to $1,532,381 or $1.11 per unit as compared to $1,070,861 or $.77 per unit in 1999 and $1,192,688 or $.86 per unit in 1998. Distributions per unit were $.87 in 2000, $.74 in 1999, and $.80 in 1998.

     Tidelands' administrative expenses and interest income were approximately the same during the past three years. The changes in net income are primarily the result of changes in oil and gas royalties.

     While oil and gas production was down in 2000 as compared to 1999, the decrease was offset by an increase in oil and gas prices, which resulted in an increase in oil and gas royalties in 2000 as compared to 1999.

     Higher oil prices and increased production during 1999 resulted in an increase in oil royalties over the amount realized in 1998. Gas royalties declined in 1999 from amounts realized in 1998 primarily due to a decline in production.

     Each of Tidelands' producing properties has paid out its $1,500,000 production payment and, therefore, Tidelands' present royalty interests (4.17%)in such properties will not be further reduced.

     Tidelands has retained a funded reserve for possible royalty overpayments received in various years from 1988 through 1993. During the years ended December 31, 2000, 1999 and 1998, respectively, Tidelands restored to income $251,534, $258,902 and $340,485 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. Net income per unit was increased $.18, $.19 and $.25 in 2000, 1999 and 1998, respectively by this decision.

     Tidelands does not have any reportable quantitative or qualitative market risk disclosure.

OIL AND GAS ROYALTIES -- 2000 AND 1999

     Income from oil and gas royalties increased 43% in 2000 as compared to 1999. Gas royalties increased 31% and accounted for 76% of income for 2000. These increases primarily were caused by increased prices for oil and gas. Oil production declined 2% and gas production declined 20%.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                                          CHANGE FROM
                                                                                          1999 TO 2000
                                                                                       ------------------
                                                                2000         1999       AMOUNT    PERCENT
                                                             ----------   ----------   --------   -------
Income:
  Oil royalties(1).........................................  $  379,828   $  188,643   $191,185     101%
  Gas royalties............................................   1,200,083      919,376    280,707      31%
                                                             ----------   ----------   --------
                                                             $1,579,911   $1,108,019    471,892      43%
                                                             ==========   ==========   ========
Net production quantities
  Oil (bbls)...............................................      12,498       12,810       (313)     (2)%
  Gas (mcf)................................................     256,706      319,858    (63,152)    (20)%
Average net prices
  Oil(1)...................................................  $    30.39   $    14.73   $  15.66     106%
  Gas(2)...................................................  $     4.67   $     2.87   $   1.80      63%

---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2) The average price in 2000 includes $.98 per mcf attributable to the $251,534 reserve reduction for that year. The average price in 1999 includes $.81 per mcf attributable to the $258,902 reserve reduction for that year.

OIL AND GAS ROYALTIES -- 1999 AND 1998

     Income from oil and gas royalties decreased 10% in 1999 as compared to 1998. Gas royalties decreased 19% and accounted for 83% of income from royalties in 1999. The decrease in oil and gas royalties was primarily caused by a decrease in gas production of 21%.

     The following table presents comparative operating data which reflects these underlying circumstances.

                           COMPARATIVE OPERATING DATA

                                                                        CHANGE FROM
                                                                       1998 TO 1999
                                                                    -------------------
                                             1999         1998       AMOUNT     PERCENT
                                          ----------   ----------   ---------   -------
Income:
  Oil royalties(1)......................  $  188,643   $   88,389   $ 100,254     113%
  Gas royalties.........................     919,376    1,139,924    (220,548)    (19)%
                                          ----------   ----------   ---------
                                          $1,108,019   $1,228,313   $(120,294)    (10)%
                                          ==========   ==========   =========
Net production quantities
  Oil (bbls)............................      12,810        9,935       2,875      29%
  Gas (mcf).............................     319,858      405,336     (85,478)    (21)%
Average net prices
  Oil(1)................................  $    14.73   $     8.90   $    5.83      66%
  Gas(2)................................  $     2.87   $     2.81   $     .06       2%

---------------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2) The average price in 1999 includes $.81 per mcf attributable to the $258,902 reserve reduction for that year. The average price in 1998 includes $.84 per mcf attributable to the $340,485 reserve reduction for that year.

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

                                                                     PAGE
                                                                    ------
--  Independent Auditors' Report................................     F-1

--  Consolidated Balance Sheets as of December 31, 2000 and
      1999......................................................     F-2

--  Consolidated Statements of Income and Undistributed Income
      for the Three Years Ended December 31, 2000...............     F-3

--  Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 2000...................................     F-4

--  Notes to Consolidated Financial Statements..................     F-5

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

     During 2000 and 1999 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Tidelands was created by a trust agreement effective June 1, 1954 and there is no provision for the election of directors and officers. However, the agreement does provide for the appointment of an individual trustee and a corporate trustee.

     Bank of America, N.A. is the corporate trustee.

     Although the instruments pursuant to which Tidelands was created provide for an individual trustee, none of the individuals identified therein as possible individual trustees currently are available to serve as the individual trustee. The Corporate Trustee of Tidelands believes that the duties of the individual trustee can be administered by Mr. R. Ray Bell. The Corporate Trustee of Tidelands also believes that Tidelands likely would incur substantial expenses in recruiting and electing a new individual trustee.

     The trustees have entered into an arrangement with Marine Petroleum Corporation to share certain administrative expenses. Mr. R. Ray Bell may be considered an employee of Tidelands even though he is not directly employed by Tidelands or Tidelands Corporation. Mr. Bell has been involved in the administration of Tidelands since its inception and performs certain management, administrative and financial services for Tidelands. He is 73 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands' filings with the SEC.

                            MANAGEMENT COMPENSATION

     During Tidelands' fiscal year ended December 31, 2000, Tidelands paid or accrued fees of $19,418 to Bank of America, N.A., as corporate trustee.

     During Tidelands' fiscal year ended December 31, 2000, Tidelands paid $19,507 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands' and Marine's gross receipts to the total gross receipts of both trusts.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                                   AMOUNT
                                                                                BENEFICIALLY
                                                                                OWNED AS OF
                                                    NAME AND ADDRESS            DECEMBER 31,    PERCENT
             TITLE OF CLASS                        OF BENEFICIAL OWNER              2000        OF CLASS
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

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Tidelands Royalty Trust "B":

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" ("Tidelands") and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Tidelands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Dallas, Texas
February 1, 2001

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                 2000         1999
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $1,339,233   $1,464,127
  Oil and gas royalties receivable..........................     346,705       96,090
  Federal income taxes receivable...........................       2,450           --
                                                              ----------   ----------
            Total current assets............................   1,688,388    1,560,217

Oil, gas and other mineral properties.......................           2            2
                                                              ----------   ----------
                                                              $1,688,390   $1,560,219
                                                              ==========   ==========
                            LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).................................  $  131,885   $  385,015
  Income distributable to unitholders.......................     301,615      239,477
  Federal income tax payable................................          --          211
                                                              ----------   ----------
            Total current liabilities.......................     433,500      624,703
                                                              ----------   ----------

Trust equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest,
     issued 1,386,375 units at nominal value................           2            2
  Undistributed income (note 2).............................   1,254,888      935,514
                                                              ----------   ----------
            Total trust equity..............................   1,254,890      935,516
                                                              ----------   ----------
                                                              $1,688,390   $1,560,219
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                      THREE YEARS ENDED DECEMBER 31, 2000

                                                              2000         1999          1998
                                                           ----------   ----------    ----------
Income:
  Oil and gas royalties..................................  $1,579,911   $1,108,019    $1,228,313
  Interest and other.....................................      70,438       66,786        76,569
                                                           ----------   ----------    ----------
            Total income.................................   1,650,349    1,174,805     1,304,882
Expenses:
  General and administrative.............................      93,140       87,144        99,194
                                                           ----------   ----------    ----------
            Income before federal income taxes...........   1,557,209    1,087,661     1,205,688
Federal income taxes of subsidiary (note 1(e))...........      24,828       16,800        13,000
                                                           ----------   ----------    ----------
            Net income...................................   1,532,381    1,070,861     1,192,688
Undistributed income at beginning of year................     935,514      893,022       803,971
                                                           ----------   ----------    ----------
                                                            2,467,895    1,963,883     1,996,659
Distributions to unitholders.............................   1,213,007    1,028,369     1,103,637
                                                           ----------   ----------    ----------
Undistributed income at end of year......................  $1,254,888    $ 935,514     $ 893,022
                                                           ==========   ==========    ==========
Net income per unit......................................       $1.11         $.77          $.86
                                                           ==========   ==========    ==========
Distributions per unit...................................        $.87         $.74          $.80
                                                           ==========   ==========    ==========
Weighted average units outstanding.......................   1,386,375    1,386,375     1,386,375
                                                           ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 2000

                                                          2000           1999          1998
                                                       -----------    ----------    -----------
Cash flows from operating activities:
  Net income.........................................  $ 1,532,381    $1,070,861    $ 1,192,688
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable..............     (250,615)       17,124         46,523
       Federal income taxes receivable...............       (2,450)        7,578         (4,000)
       Accounts payable..............................     (253,130)     (260,552)      (342,074)
       Federal income tax payable....................         (211)          211             --
                                                       -----------    ----------    -----------
          Net cash provided by operating
            activities...............................    1,025,975       835,222        893,137
Cash flows from financing activities -- cash
  distributions to unitholders.......................   (1,150,869)     (896,226)    (1,625,915)
                                                       -----------    ----------    -----------
          Net increase (decrease) in cash and cash
            equivalents..............................     (124,894)      (61,004)      (732,778)
Cash and cash equivalents at beginning of year.......    1,464,127     1,525,131      2,257,909
                                                       -----------    ----------    -----------
Cash and cash equivalents at end of year.............  $ 1,339,233    $1,464,127    $ 1,525,131
                                                       ===========    ==========    ===========

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

  (a) General

     Tidelands Royalty Trust "B" ("Tidelands") was established on June 1, 1954 with a transfer of contract rights to certain properties to Tidelands in exchange for units of beneficial interest. The contract rights enable Tidelands to receive an interest in any oil, gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951.

     Tidelands is required under its indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. Tidelands cannot invest any of its money for any purpose and cannot engage in a trade or business.

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

     Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. The sole purpose of this arrangement is to assist the trustees in the administration of the trusts. At December 31, 2000 and 1999, Marine Petroleum Trust owned 32.6% of Tidelands' outstanding units of beneficial interest.

  (b) Unitholder Voting Matters

     Tidelands is to continue until April 30, 2001, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. Alternatively, instead of so extending the term of the trust, the holders of the units owning a majority of the outstanding units may direct the Trustee to create one or more corporations to receive and hold the trust estate, or any portion thereof, unless the Trustee shall have received written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date.

     Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the trust twenty years beyond the current expiration date to April 30, 2021.

  (c) Principles of Consolidation

     The consolidated financial statements include Tidelands and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

  (d) Oil, Gas and Other Mineral Properties

     At the time Tidelands was established, no determinable market value was available for the assets transferred to Tidelands; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

     Tidelands' revenues are derived from production payments and overriding royalty interests related to properties located in the Gulf of Mexico.

     Net revenues from oil and gas royalties related to proved developed oil and gas reserves were $1,579,911, $1,108,019 and $1,228,313 in 2000, 1999 and 1998,
respectively.

  (e) Federal Income Taxes

     No provision has been made for Federal income taxes on Tidelands' income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of Tidelands Corporation, excluding the 95% of oil and gas royalties to be distributed to Tidelands and after deducting statutory depletion.

  (f) Credit Risk Concentration and Cash Equivalents

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

     Cash equivalents of $1,007,057 and $1,213,304 at December 31, 2000 and 1999, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     Tidelands Corporation paid $27,488, $9,011 and $17,000 in federal income taxes in 2000, 1999 and 1998, respectively. No payments of interest were made in 2000, 1999 and 1998.

  (h) Use of Estimates

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

  (i) Net Income per Unit

     Net income per unit is determined by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

  (j) Significant Royalty Sources

     Royalty revenue received by Tidelands from producers is summarized as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Devon Energy Production Company.............................   68%    --     --
Pennzenergy.................................................   21%    81%    30%
Burlington Resources Oil and Gas Company....................    7%     6%    42%
American Explorer Company...................................   --     --     18%
Others......................................................    4%    13%    10%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $768,503 and $676,822 applicable to the subsidiary corporation at December 31, 2000 and 1999, respectively.

(3) OVERPAID ROYALTIES

     Tidelands recorded a liability for possible royalty overpayments received in various years from 1988 through 1993, which is reflected in accounts payable in the accompanying consolidated balance sheets. During 2000, 1999 and 1998, Tidelands determined that $251,534, $258,902, and $340,485, respectively, was no longer required to be reserved, because it was no longer probable that repayment of such amounts actually would be required. Accordingly, accounts payable was reduced and oil and gas royalties was increased by such amounts for each respective year.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to Tidelands' royalty interests is not presented because such information is not available to Tidelands. Tidelands' share of oil and gas produced for its royalty interests was as follows: oil (barrels) -- 12,497 in 2000, 12,810 in 1999 and 9,935 in 1998; and gas
(mcf) -- 256,706 in 2000, 319,858 in 1999, and 405,336 in 1998.

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 2000 and 1999 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

                                                 OIL AND GAS       NET        NET INCOME
                                                  ROYALTIES       INCOME       PER UNIT
                                                 -----------    ----------    ----------
Quarter ended:
  March 31, 2000...............................  $  228,498     $  216,758      $ .16
  June 30, 2000................................     247,622        233,253        .17
  September 30, 2000...........................     633,667        617,334        .45
  December 31, 2000............................     470,124        465,036        .34
                                                 ----------     ----------      -----
                                                 $1,579,911     $1,532,381      $1.11
                                                 ==========     ==========      =====
Quarter ended:
  March 31, 1999...............................  $  372,190     $  361,207      $ .26
  June 30, 1999................................     198,294        184,848        .13
  September 30, 1999...........................     272,059        265,053        .19
  December 31, 1999............................     265,476        259,753        .19
                                                 ----------     ----------      -----
                                                 $1,108,019     $1,070,861      $ .77
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

                                            Tidelands Royalty Trust "B"
                                            (Registrant)

                                            By: Bank of America, N.A.
                                              (in its capacity as Corporate
                                                Trustee
                                              of Tidelands Royalty Trust "B"
                                              and not in its individual capacity
                                              or otherwise)

Date: February 20, 2001                     By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

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

                        NAME                                         CAPACITIES                       DATE
                        ----                                         ----------                       ----
Bank of America, N.A.                                    Corporate Trustee                         February 20, 2001

             By: /s/ CINDY STOVER MILLER
  -------------------------------------------------
                 Cindy Stover Miller
                   Vice President

                   /s/ R. RAY BELL                       Principal Accounting Officer              February 20, 2001
-----------------------------------------------------
                     R. Ray Bell

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

21.1            Subsidiaries of Tideland Royalty Trust "B"