Form 10-Q
period 2001-03-31
TIDELANDS ROYALTY TRUST B
filed 2001-05-14
CIK 276077

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

              Title of Each Class of Units                        Number of Units of Beneficial Interest
                 of Beneficial Interest                                       March 31, 2001
              ----------------------------                        --------------------------------------
              UNITS OF BENEFICIAL INTEREST                                      1,386,375

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TIDELANDS ROYALTY TRUST "B"

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets March 31, 2001 and
  December 31, 2000.........................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income -- Three Months Ended March 31, 2001
  and 2000..................................................     3

Condensed Consolidated Statements of Cash Flows -- Three
  Months Ended March 31, 2001 and 2000......................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     9

                 PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.............................................     9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................    10

Signatures..................................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $1,535,628     $1,339,233
  Oil and gas royalties receivable..........................     236,870        346,705
  Federal income tax receivable.............................          --          2,450
                                                              ----------     ----------
          Total current assets..............................   1,772,498      1,688,388
Oil, gas and other mineral properties.......................           2              2
                                                              ----------     ----------
                                                              $1,772,500     $1,688,390
                                                              ==========     ==========

                              LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..........................................  $  132,929     $  131,885
  Income distributable to unitholders.......................     411,674        301,615
  Federal income taxes payable..............................       2,281             --
                                                              ----------     ----------
          Total current liabilities.........................  $  546,884     $  433,500
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 1,386,525 units of beneficial
     interest, issued 1,386,375 units at nominal value......           2              2
  Undistributed income......................................   1,225,614      1,254,888
                                                              ----------     ----------
          Total trust equity................................   1,225,616      1,254,890
                                                              ----------     ----------
                                                              $1,772,500     $1,688,390
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Income:
  Oil and gas royalties.....................................  $  414,238   $  228,498
  Interest and other........................................      15,248       16,165
                                                              ----------   ----------
          Total income......................................     429,486      244,663
                                                              ----------   ----------
Expenses:
  General and administrative................................      42,358       23,905
                                                              ----------   ----------
          Income before Federal income taxes................     387,128      220,758
Federal income taxes of subsidiary..........................       4,730        4,000
                                                              ----------   ----------
          Net income........................................     382,398      216,758
Undistributed income at beginning of period.................   1,254,887      935,514
                                                              ----------   ----------
                                                               1,637,285    1,152,272
Distributions to unitholders................................     411,671      183,697
                                                              ----------   ----------
Undistributed income at end of period.......................  $1,225,614   $  968,575
                                                              ==========   ==========
Net income per unit.........................................  $      .28   $      .16
                                                              ==========   ==========
Distributions per unit......................................  $      .30   $      .13
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001          2000
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  382,398    $  216,758
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     109,835         8,626
       Federal income tax receivable........................       2,450            --
       Federal income taxes payable.........................       2,281         4,000
       Accounts payable.....................................       1,044       (34,509)
                                                              ----------    ----------
          Net cash provided by operating activities.........     498,008       194,875
                                                              ----------    ----------
Cash flows from financing activities -- distributions to
  unitholders...............................................    (301,613)     (239,474)
          Net increase (decrease) in cash and cash
            equivalents.....................................     196,395       (44,599)
Cash and cash equivalents at beginning of period............   1,339,233     1,464,127
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,535,628    $1,419,528
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Tidelands Royalty Trust B ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

UNDISTRIBUTED INCOME

     Undistributed income as of March 31, 2001 consisted of $437,057 applicable to Tidelands and $788,557 applicable to Tidelands Royalty B Corporation, Tidelands' wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and natural gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Tidelands' subsidiary, Tidelands Royalty B Corporation, has remaining accounts payable of $127,234 at March 31, 2001 to cover refunds that may be required for possible overpayments received on prior years' production payments.

TERM OF TRUST

     The indenture pursuant to which Tidelands was created (the "Indenture") provides that Tidelands will expire on April 30, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. On February 16, 2001, Tidelands commenced a solicitation of all unitholders of record at the close of business on February 16, 2001, requesting the consent of the holders of a majority of outstanding units to the extension of the expiration date of Tidelands from April 30, 2001 to April 30, 2021. The unitholders consented, by a vote of 1,149,670 units for, 2,350 against and 1,625 abstentions, to extend the expiration date of Tidelands to April 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     Organization. Tidelands Royalty Trust "B" ("Tidelands") is a royalty trust created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to overriding royalty interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation ("Gulf") in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands' predecessors and Gulf dated April 30, 1951 (the "1951 Contract"), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

     The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture (and the charter and by-laws of Tidelands' wholly-owned subsidiary) expressly prohibit the operation of any kind of trade or business. Since Tidelands' sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

     The unitholders of Tidelands have consented to extend the life of the Indenture to April 30, 2021.

     Tidelands' wholly-owned subsidiary, Tidelands Royalty "B" Corporation ("Tidelands Corporation"), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

     Tidelands' only industry segment or purpose is the administration and collection of royalties.

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas was produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract exists. At March 31, 2001, each of Tidelands' assigned leases had paid out its $1,500,000 production payment and, therefore, Tidelands' royalty interest on all such leases was 4.17%.

     At March 31, 2001, Devon Energy Production Company LP and others held interests in six leases subject to Tidelands' interests in five of the 60 tracts in the Royalty Area. Leases on all five tracts currently contain producing wells subject to Tidelands' interests.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table. In addition to the leases listed below, Tidelands is entitled to receive an assignment from Chevron from a lease acquired in the West Cameron Area Block 251 on May 21, 2000. The block covers 5,000 acres but the Royalty Area only includes the west half of the block (2,500 acres). Chevron has been notified of Tidelands' royalty interest and Tidelands expects that Chevron will make an assignment as provided for in the 1951 Contract. Chevron or its assignees would make production payments to Tidelands on this lease in an amount equal to approximately 12.5% of the value at the well of the oil and natural gas subject to the lease, until $1,500,000 has been paid under the lease. Thereafter payments would equal an overriding royalty of 4.17% of the value of the oil and natural gas sold as long as the lease exists.

                                LEASE
         AREA           BLOCK   NUMBER   ACRES    DECIMAL                OPERATOR
         ----           -----   ------   ------   -------                --------
Galveston.............   303     4565     5,760   0.041662  Burlington Resources Offshore Inc.
High Island...........   128     5009     4,364   0.041662  Millennium Offshore Group Inc.
Sabine Pass...........    13     3959     3,438   0.041662  Devon Energy Production Company LP
West Cameron..........   165      758     5,000   0.041662  Devon Energy Production Company LP
West Cameron..........   225      900     3,750   0.010416  CNG Producing Company
West Cameron..........   291     4397     5,000   0.041662  Devon Energy Production Company LP
                                         ------
          Total
            acres.....                   27,312

     In addition to the lease information described above, Devon Energy Production Company LP has entered into an agreement with Newfield Exploration Company to establish a joint development area consisting of the SW/4 of West Cameron Block 118 and the NW/4 of Sabine Pass Block 13. The unit area covers 2,500 acres and Tidelands has agreed to pool its overriding royalty interest resulting in a 2.083110% overriding royalty interest in the pooled area.

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

     The terms of the 1951 Contract also apply to the sale of minerals other than oil and natural gas. However, there is no production payment due with respect to these other minerals; the interest in other minerals is limited to the approximately 4.17% overriding royalty.

GENERAL

     Tidelands realizes most of its revenue from the sale of natural gas, which sales accounted for approximately 88% of revenue in the current three month period.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to Tidelands on the determination date.

     The following table presents the net production quantities of oil and natural gas and the net income and distributions per unit for the last five quarters.

                                                        PRODUCTION
                                              -------------------------------     NET          CASH
                  QUARTER                     OIL (BBLS)    NATURAL GAS (MCF)    INCOME    DISTRIBUTION
                  -------                     ----------    -----------------    ------    ------------
March 31, 2000..............................    4,104             29,869           .16          .13
June 30, 2000...............................    1,178             83,371           .17          .19
September 30, 2000..........................    2,779             75,096           .45          .34
December 31, 2000...........................    4,437             68,370           .34          .22
March 31, 2001..............................    1,873             54,179           .28          .30

     Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including without limitation the number of leases bid on and obtained by parties subject to the 1951 Contract, the number of productive wells drilled and maintained on leases subject to Tidelands' interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence and any statement using the word "expects" or "would" are forward-looking statements. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to Tidelands' interests.

     Important aspects of Tidelands' operations are conducted by third parties. These include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and gas companies that lease tracts subject to Tidelands' interests. Similarly, Tidelands' distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net income increased 76% to $382,398 for the current three month period ending March 31, 2001 over the $216,759 of net income realized in the comparable period a year ago. The average price realized for oil decreased 9% in the current period over the average price realized during the same period a year ago. The average price realized for natural gas increased 167% in the current period over the average price realized during the same period a year ago. Natural gas production was up 81% while oil production decreased 45% from the results of the comparable period a year ago. Net income increased during the comparable period a year ago as a result of the reduction of the accounts payable reserve which was established to provide for possible royalty overpayments received on prior years' production payments. The amount included in income was $32,500.

     Revenues from oil royalties decreased 59% during the current three month period from the comparable period a year ago. The volume of oil sold decreased 45%. The average price received for oil in the current period amounted to $26.63 as compared to $29.42 for the comparable period a year ago.

     Revenues from natural gas royalties were up 238% in the current period over the results of the corresponding period a year ago. The volume of natural gas sold increased 81%. The average price of natural gas increased to $6.72 from $2.52 for the same period a year ago. The average prices of natural gas for the current three month period and the comparable three month period of the prior year do not include $32,500 of additional income resulting from the reduction of accounts payable for possible overpayments received on prior years' production payments.

     There were no changes in the number of leases in which Tidelands has an interest and no wells were drilled during the three months ended March 31, 2001.

     The quantities of oil and natural gas sold and average prices realized from current operations, excluding revenues realized from the reduction of the accounts payable reserve as described above, for the three months ended March 31, 2001 and 2000, are presented in the following table.

                                                             2001      2000
                                                            -------   -------
Oil
  Barrels sold............................................    1,873     4,104
  Average price...........................................  $ 26.63   $ 29.42
Natural Gas
  Mcf sold................................................   54,179    29,869
  Average price...........................................  $  6.72   $  2.52

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 16, 2001, Tidelands commenced a solicitation of all unitholders of record at the close of business on February 16, 2001 requesting the consent of the holders of a majority of outstanding units to the extension of the expiration date of Tidelands from April 30, 2001 to April 30, 2021. The unitholders consented, by a vote of 1,149,670 units for 2,350 against and 1,625 abstentions, to extend the expiration date to April 30, 2021.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

         None

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

                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee

May 14, 2001                                                  By: /s/ CINDY STOVER MILLER
                                                   -------------------------------------------------
                                                                  Cindy Stover Miller
                                                                    Vice President

May 14, 2001                                                      By: /s/ R. RAY BELL
                                                   -------------------------------------------------
                                                                      R. Ray Bell
                                                             Principal Accounting Officer