Form 10-Q
period 2001-06-30
TIDELANDS ROYALTY TRUST B
filed 2001-08-10
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X    No
                                                     ---      ---

    Indicate number of units of beneficial interest outstanding as of the last practicable date.

   Title of Each Class of Units       Number of Units of Beneficial Interest
      of Beneficial Interest                      June 30, 2001
   -----------------------------      --------------------------------------
   UNITS OF BENEFICIAL INTEREST                     1,386,375

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
                                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)......................................................................     2

Condensed Consolidated Balance Sheets June 30, 2001 and December 31, 2000.....................................     2

Condensed Consolidated Statements of Income and Undistributed Income--Three Months and Six Months
   Ended June 30, 2001 and 2000...............................................................................     3

Condensed Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and 2000.....................      4

Notes to Condensed Consolidated Financial Statements..........................................................     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................     9

                                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................     9

Signatures....................................................................................................     9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                            ASSETS

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2001         2000
                                                                    ----------   -------------
Current Assets:
  Cash and cash equivalents .....................................   $1,531,272   $   1,339,233
  Oil and gas royalties receivable ..............................      120,927         346,705
  Federal income tax receivable .................................        1,349           2,450
                                                                    ----------   -------------
          Total current assets ..................................   $1,653,548   $   1,688,388
                                                                    ----------   -------------

Oil, gas and other mineral properties ...........................            2               2
                                                                    ----------   -------------
                                                                    $1,653,550   $   1,688,390
                                                                    ==========   =============

                       LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable ..............................................   $  131,239   $     131,885
  Income distributable to unitholders ...........................      484,021         301,615
                                                                    ----------   -------------
          Total current liabilities .............................   $  615,260   $     433,500
                                                                    ----------   -------------

Trust Equity:
  Corpus-- authorized 1,386,525 units of beneficial interest,
   issued 1,386,375 units at nominal value ......................            2               2
  Undistributed income ..........................................    1,038,288       1,254,888
                                                                    ----------   -------------
          Total trust equity ....................................    1,038,290       1,254,890
                                                                    ----------   -------------
                                                                    $1,653,550   $   1,688,390
                                                                    ==========   =============

                See accompanying notes to condensed consolidated
                             financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND UNDISTRIBUTED INCOME
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                         THREE MONTHS               SIX MONTHS
                                                   -----------------------   -----------------------
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
Income:
     Oil and gas royalties .....................   $  320,182   $  247,622   $  734,420   $  476,120
     Interest and other ........................       13,517       18,023       28,765       34,188
                                                   ----------   ----------   ----------   ----------
         Total income ..........................      333,699      265,645      763,185      510,308
                                                   ----------   ----------   ----------   ----------

Expenses:
     General and administrative ................       32,137       28,392       74,496       52,296
                                                   ----------   ----------   ----------   ----------
         Income before Federal income taxes ....      301,562      237,253      688,689      458,012
Federal income taxes of subsidiary .............        4,870        4,000        9,600        8,000
                                                   ----------   ----------   ----------   ----------
         Net income ............................      296,692      233,253      679,089      450,012
Undistributed income at beginning of period ....    1,225,614      968,575    1,254,888      935,514
                                                   ----------   ----------   ----------   ----------
                                                    1,522,306    1,201,828    1,933,977    1,385,526
Distributions to unitholders ...................      484,017      262,794      895,688      446,491
                                                   ----------   ----------   ----------   ----------
Undistributed income at end of period ..........   $1,038,289   $  939,034   $1,038,289   $  939,035
                                                   ==========   ==========   ==========   ==========
Net income per unit ............................   $     0.21   $     0.17   $     0.49   $     0.32
                                                   ==========   ==========   ==========   ==========
Distributions per unit .........................   $     0.35   $     0.19   $     0.65   $     0.32
                                                   ==========   ==========   ==========   ==========



                See accompanying notes to condensed consolidated
                             financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                     2001           2000
                                                                                 -----------    -----------
Cash flows from operating activities:
     Net income ..............................................................   $   679,089    $   450,012

Adjustments to reconcile net income to net cash provided by operating activities:
     Change in assets and liabilities:
     Oil and gas royalties receivable ........................................       225,778         (8,542)
     Federal income taxes receivable .........................................         1,101           (788)
     Accounts payable ........................................................          (646)       (32,837)
     Federal income tax payable ..............................................            --             --
                                                                                 -----------    -----------
         Net cash provided by operating activities ...........................       905,322        407,845
                                                                                 -----------    -----------

Cash flows from financing activities - distributions to unitholders ..........      (713,283)      (423,172)
     Net increase (decrease) in cash and cash equivalents ....................       192,039        (15,327)

Cash and cash equivalents at beginning of period .............................     1,339,233      1,464,127
                                                                                 -----------    -----------

Cash and cash equivalents at end of period ...................................   $ 1,531,272    $ 1,448,800
                                                                                 ===========    ===========


                See accompanying notes to condensed consolidated
                             financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust B ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

UNDISTRIBUTED INCOME

         Undistributed income as of June 30, 2001 consisted of $232,022 applicable to Tidelands and $806,266 applicable to Tidelands Royalty B Corporation, Tidelands' wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and natural gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

         Tidelands' subsidiary, Tidelands Royalty B Corporation, has remaining accounts payable of $127,234 at June 30, 2001, to cover refunds that may be required for possible overpayments received on prior years' production payments.

TERM OF TRUST

         The indenture pursuant to which Tidelands was created (the "Indenture") provides that Tidelands would have expired on April 30, 2001, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. On February 16, 2001, Tidelands commenced a solicitation of all unitholders of record at the close of business on February 16, 2001, requesting the consent of the holders of a majority of outstanding units to the extension of the expiration date of Tidelands from April 30, 2001 to April 30, 2021. The unitholders consented, by a vote of 1,149,670 units for, 2,350 against and 1,625 abstentions, to extend the expiration date of Tidelands to April 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Organization. Tidelands Royalty Trust "B" ("Tidelands") is a royalty trust created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to overriding royalty interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation ("Gulf") in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands' predecessors and Gulf dated April 30, 1951 (the "1951 Contract"), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their respective assignees.

         The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands (excluding cash retained by its subsidiary), less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture (and the charter and by-laws of Tidelands' wholly-owned subsidiary) expressly prohibits the operation of any kind of trade or business. Since Tidelands' sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract exists. At June 30, 2001, six of Tidelands' assigned leases had paid out its $1,500,000 production payment and, therefore, Tidelands' royalty interest on six leases was 4.17%. The overriding royalty on the recently acquired lease on West Cameron Block 251 will initially be 12.5% if any production occurs.

         At June 30, 2001, Devon Energy Production Company LP and others held interests in seven leases subject to Tidelands' interests in six of the 60 tracts in the Royalty Area. Leases on five tracts currently contain producing wells subject to Tidelands' interests.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table.

                                            LEASE
          AREA                BLOCK        NUMBER       ACRES         DECIMAL                          OPERATOR
------------------------   -----------   -----------   --------   -------------       -----------------------------------------
Galveston...............       303          4565          5,760        0.041662        Burlington Resources Offshore Inc.
High Island.............       128          5009          4,364        0.041662        Millennium Offshore Group Inc.
Sabine Pass.............        13          3959          3,438        0.041662        Devon Energy Production Company LP
West Cameron............       165           758          5,000        0.041662        Devon Energy Production Company LP
West Cameron............       225           900          3,750        0.010416        Dominion Exploration and Production Inc.
West Cameron............       251         21544          2,500        0.125000        Chevron U.S.A., Inc.
                                                       --------
West Cameron............       291          4397          5,000        0.041662        Devon Energy Production Company LP
                                                       --------
      Total acres.......                                 29,812

         The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

    GENERAL

         Tidelands realizes most of its revenue from the sale of natural gas, and these sales accounted for approximately 80% of revenue in the current six month period.

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

                                                 PRODUCTION
                                 -------------------------------------------
                                                                                   NET              CASH
QUARTER                             OIL (bbls)         NATURAL GAS (mcf)         INCOME         DISTRIBUTION
------------------------------   ----------------   ------------------------   -----------    ----------------
June 30, 2000.................        1,178                  83,371                .17              .19
September 30, 2000............        2,779                  75,096                .45              .34
December 31, 2000.............        4,437                  68,370                .34              .22
March 31, 2001................        1,873                  54,179                .28              .30
June 30, 2001.................        3,575                  49,616                .21              .35

         Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including, without limitation, the number of leases bid on and obtained by parties subject to the 1951 Contract, the number of productive wells drilled and maintained on leases subject to Tidelands' interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence and any statement using the word "expects" or "would" are forward-looking statements. Factors that might cause actual results to differ from expected results include: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including depletions or disruptions that result from storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; and expiration or release of leases subject to Tidelands' interests.

         Important aspects of Tidelands' operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and gas companies that lease tracts subject to Tidelands' interests. Similarly, Tidelands' distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Net income increased 27% to $296,692 for the current three month period ending June 30, 2001, over the $233,253 of net income realized in the comparable period a year ago. The average price realized for oil increased 4% in the current period over the average price realized during the same period a year ago. The average price realized for natural gas increased 73% in the current period over the average price realized during the same period a year ago. Natural gas production was down 40% while oil production increased 203% from the results of the comparable period a year ago.

         Revenues from oil royalties increased 216% during the current three month period from the comparable period a year ago. The volume of oil sold increased 203%. The average price received for oil in the current period amounted to $27.06 as compared to $26.02 for the comparable period a year ago.

         Revenues from natural gas royalties were up 3% in the current period over the results of the corresponding period a year ago. The volume of natural gas sold decreased 40%. The average price of natural gas increased to $4.50 from $2.60 for the same period a year ago.

         There were no new wells drilled during the three months ended June 30, 2001. There was a workover operation on Well B-1, Galveston Area Block 303. The well last produced in November 1998 and was recompleted in April 2001 as a natural gas well in an upper formation.

         The quantities of oil and natural gas sold and average prices realized from current operations, excluding revenues realized from the reduction of the accounts payable reserve as described above, for the three months ended June 30, 2001 and 2000, are presented in the following table.


                                 2001             2000
                              ---------        ---------
Oil
   Barrels sold.............      3,575            1,178
   Average price............    $ 27.06          $ 26.02
Natural Gas
   Mcf sold.................     49,616           83,371
   Average price............    $  4.50          $  2.60

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Net income of $679,089 for the current six months ending June 30, 2001, was 51% more than the $450,012 realized in the comparable period a year ago. Net income increased during the comparable period a year ago as a result of the reduction of the accounts payable reserve which was established to provide for possible royalty overpayments received on prior years' production payments. The amount included in income was $32,500.

         Revenues from oil royalties decreased 3% during the current six month period over the results of the comparable period a year ago. The average price received for oil in the current period amounted to $26.92 as compared to $28.67 during the same period a year ago. The 3% increase in production was offset by the 6% decline in the price of oil.

         Revenues from natural gas royalties from current production were up 101% over the comparable period a year ago. The volume of natural gas sold in the current period declined 8%, while the average price increased to $5.66 from $2.58 for the same period a year ago. Average prices for natural gas do not include $32,500 realized from the reduction of the accounts payable reserve for the six month period ended June 30, 2000.

         Except as described above, there was no drilling activity during the six months ended June 30, 2001.

         The quantities of oil and gas sold and average prices realized from current operations, without the revenues realized from the reduction of the accounts payable reserve as described above, for the six months ended June 30, 2001 and 2000 are presented in the following table.

                                2001         2000
                             ---------    ---------
Oil
   Barrels sold.............     5,448        5,282
   Average price............  $  26.92     $  28.67
Natural Gas
   Mcf sold.................   103,795      113,240
   Average price............  $   5.66     $   2.58

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


                                                TIDELANDS ROYALTY TRUST "B"
                                                Bank of America, N.A., Trustee

August 10, 2001                                 By: /s/ CINDY STOVER MILLER
                                                   ----------------------------
                                                        Cindy Stover Miller
                                                          Vice President

August 10, 2001                                 By:    /s/ R. RAY BELL
                                                   ----------------------------
                                                           R. Ray Bell
                                                   Principal Accounting Officer