Form 10-Q
period 2001-09-30
TIDELANDS ROYALTY TRUST B
filed 2001-11-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________ .

                          COMMISSION FILE NUMBER 0-8565

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

                                  Yes  X  No
                                      ---    ---

         Indicate number of units of beneficial interest outstanding as of the latest practicable date.


    Title of Each Class of Units      Number of Units of Beneficial Interest
       of Beneficial Interest                   September 30, 2001
    ----------------------------      ---------------------------------------
    UNITS OF BENEFICIAL INTEREST                     1,386,375


================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------
                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ......................................................................      2

Consolidated Balance Sheets September 30, 2001 and December 31, 2000 ..........................................      2

Condensed  Consolidated  Statements  of Income and  Undistributed  Income for the Three  Months and Nine Months
Ended September 30, 2001 and 2000 .............................................................................      3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000 ...................................................................................      4

Notes to Condensed Consolidated Financial Statements ..........................................................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................      6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................     10

                                                 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................................     11

Signatures ....................................................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)




                                            ASSETS

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001              2000
                                                                        -------------     -------------
Current Assets:
    Cash and cash equivalents .....................................     $   1,030,773     $   1,339,233
    Oil and gas royalties receivable ..............................            87,963           346,705
    Federal income taxes receivable ...............................             5,138             2,450
                                                                        -------------     -------------
       Total current assets .......................................     $   1,123,874     $   1,688,388
                                                                        -------------     -------------
Oil, gas and other mineral properties .............................                 2                 2
                                                                        -------------     -------------
                                                                        $   1,123,876     $   1,688,390
                                                                        =============     =============

                               LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ..............................................     $     132,128     $     131,885
    Income distributable to unitholders ...........................                --           301,615
                                                                        -------------     -------------
       Total current liabilities ..................................     $     132,128     $     433,500
                                                                        -------------     -------------
Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ............................                 2                 2
    Undistributed income ..........................................           991,746         1,254,888
                                                                        -------------     -------------
       Total trust equity .........................................           991,748         1,254,890
                                                                        -------------     -------------
                                                                        $   1,123,876     $   1,688,390
                                                                        =============     =============


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              UNDISTRIBUTED INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                             THREE MONTHS                  NINE MONTHS
                                                       -------------------------     -------------------------
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------
Income:
    Oil and gas royalties ........................     $  244,820     $  633,667     $  979,240     $1,109,787
    Interest and other ...........................         10,217         19,112         38,982         53,300
                                                       ----------     ----------     ----------     ----------
       Total income ..............................        255,037        652,779      1,018,222      1,163,087
                                                       ----------     ----------     ----------     ----------
General and administrative expenses ..............         15,574         22,617         90,070         74,912
                                                       ----------     ----------     ----------     ----------
    Income before Federal income taxes ...........        239,463        630,162        928,152      1,088,175
Federal income taxes of subsidiary ...............          2,011         12,828         11,611         20,828
                                                       ----------     ----------     ----------     ----------
    Net income ...................................        237,452        617,334        916,541      1,067,347
Undistributed income at beginning of period ......      1,038,289        939,034      1,254,888        935,516
                                                       ----------     ----------     ----------     ----------
                                                        1,275,741      1,556,368      2,171,429      2,002,863
Distributions to unitholders .....................        283,995        464,900      1,179,683        911,395
                                                       ----------     ----------     ----------     ----------
Undistributed income at end of period ............     $  991,746     $1,091,468     $  991,746     $1,091,468
                                                       ==========     ==========     ==========     ==========
Net income per unit ..............................     $     0.17     $     0.45     $     0.66     $     0.77
                                                       ==========     ==========     ==========     ==========
Distributions per unit ...........................     $     0.20     $     0.34     $     0.85     $     0.66
                                                       ==========     ==========     ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    2001             2000
                                                                                -----------      -----------
Cash flows from operating activities:
    Net income ............................................................     $   916,541      $ 1,067,347
Adjustments to reconcile net income to net cash provided by operating activities:
       Change in assets and liabilities:
       Oil and gas royalties receivable ...................................         258,742         (107,792)
       Federal income taxes receivable ....................................          (2,688)           8,340
       Accounts payable ...................................................             243         (251,172)
                                                                                -----------      -----------
       Net cash provided by operating activities ..........................       1,172,838          716,723
                                                                                -----------      -----------
Cash flows from financing activities -
       Distributions to unitholders .......................................      (1,481,298)        (685,966)
                                                                                -----------      -----------
       Net increase (decrease) in cash and cash equivalents ...............        (308,460)          30,757

Cash and cash equivalents at beginning of period ..........................       1,339,233        1,464,127
                                                                                -----------      -----------
Cash and cash equivalents at end of period ................................     $ 1,030,773      $ 1,494,884
                                                                                ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust B ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

UNDISTRIBUTED INCOME

         Tidelands' indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date. Undistributed income includes $819,285 and $743,518 applicable to Tidelands Royalty B Corporation at September 30, 2001 and 2000 respectively.

ACCOUNTS PAYABLE

         Tidelands' subsidiary, Tidelands Royalty B Corporation, has remaining accounts payable of $127,234 at September 30, 2001, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

         The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands (excluding cash retained by its subsidiary), less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture, and the charter and by-laws of Tidelands' wholly-owned subsidiary, prohibit the operation of any kind of trade or business. Since Tidelands' sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% (as adjusted based on the leasehold interest acquired) of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands receives payments equal to approximately 4.17% (as adjusted based on the leasehold interest acquired) of the value of the oil and natural gas sold as long as the lease on such tract exists. At September 30, 2001, six of Tidelands' assigned leases, all of which contained producing wells, had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of these six leases is 4.17%. On one lease the overriding royalty is 1.0416%.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table.

                                          LEASE
         AREA                BLOCK        NUMBER        ACRES         DECIMAL                      OPERATOR
-----------------------    ---------    ----------    ---------    ------------    ----------------------------------------
Galveston..............       303          4565         5,760        0.041662       Burlington Resources Offshore Inc.
High Island............       128          5009         4,364        0.041662       Millennium Offshore Group Inc.
Sabine Pass............        13          3959         3,438        0.041662       Devon Energy Production Company LP
West Cameron...........       165           758         5,000        0.041662       Devon Energy Production Company LP
West Cameron...........       225           900         3,750        0.010416       Dominion Exploration and Production Inc.
West Cameron...........       251         21544         2,500        0.125000       Chevron U.S.A., Inc.
West Cameron...........       291          4397         5,000        0.041662       Devon Energy Production Company LP
                                                      ---------
    Total acres........                                29,812
                                                      ---------


         The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

    GENERAL

         Tidelands realizes most of its revenue from the sale of natural gas, and these sales accounted for approximately 78% of revenue in the current nine month period.

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

                                                PRODUCTION
                                       ----------------------------------            NET             CASH
        QUARTER                        OIL (BBLS)        NATURAL GAS (MCF)         INCOME        DISTRIBUTION
        ---------------------------    ----------        -----------------         ------        ------------
        September 30, 2000.........       2,805               75,096                .45              .34
        December 31, 2000..........       4,437               68,370                .34              .22
        March 31, 2001.............       1,873               54,179                .28              .30
        June 30, 2001..............       3,575               49,616                .21              .35
        September 30, 2001.........       2,698               50,916                .17              .20


         Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands' interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence and any statement using the word "expects" or "would" are forward-looking statements. Factors that might cause actual results to differ from expected results include: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including depletions or disruptions that result from storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; and expiration or release of leases subject to Tidelands' interests.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net income decreased 62% to $237,452 for the current three month period ended September 30, 2001, from the $617,334 of net income realized in the comparable period a year ago. The average price realized for oil decreased 27% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 18% in the current period from the average price realized during the same period a year ago. Natural gas production was down 32% while oil production decreased 4% from the results of the comparable period a year ago.

         Revenues from oil royalties decreased 30% during the current three month period from the comparable period a year ago. The volume of oil sold decreased 4%. The average price received for oil in the current period amounted to $24.09 as compared to $32.87 for the comparable period a year ago.

         Revenues from natural gas royalties were down 67% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold decreased 32%. The average price of natural gas decreased to $3.53 from $4.29 for the same period a year ago.

         There were no new wells drilled during the three months ended September 30, 2001.

         The quantities of oil and natural gas sold and average prices realized from current operations, excluding revenues realized from the reduction of the accounts payable reserve as described above, for the three months ended September 30, 2001 and 2000, are presented in the following table.

                                    2001           2000
                              ----------     ----------
OIL
    Barrels sold ........          2,698          2,805
    Average price .......     $    24.09     $    32.87

NATURAL GAS
    Mcf sold ............         50,916         75,096
    Average price .......     $     3.53     $     4.29


RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net income of $916,541 for the current nine months ended September 30, 2001, was 14% less than the $1,067,347 realized in the comparable period a year ago. Net income during the comparable period a year ago included $251,535 related to the reduction of an accounts payable reserve which had been established in prior years to provide for possible royalty overpayments.

         Revenues from oil royalties decreased 13% during the current nine month period from the results of the comparable period a year ago. The average price received for oil in the current period amounted to $25.98 as compared to $30.22 during the same period a year ago. The 1% increase in production was offset by the 14% decline in the price of oil.

         Revenues from natural gas royalties from current production were up 25% over the comparable period a year ago. The volume of natural gas sold in the current period declined 18%, while the average price increased to

$4.96 from $3.26 for the same period a year ago. Average prices for natural gas do not include $251,535 realized from the reduction of the accounts payable reserve, as described above, for the nine month period ended September 30, 2000.

         There were no new wells drilled during the nine months ended September 30, 2001. There was a workover operation on Well B-1, Galveston Area Block 303. The well last produced in November 1998 and was recompleted in April 2001 as a natural gas well in an upper formation.

         The quantities of oil and gas sold and average prices realized from current operations, without the revenues realized from the reduction of the accounts payable reserve as described above, for the nine months ended September 30, 2001 and 2000 are presented in the following table.

                                  2001            2000
                              -----------     -----------
OIL
    Barrels sold ........           8,146           8.061
    Average price .......     $     25.98     $     30.22

NATURAL GAS
    Mcf sold ............         154,711         188,336
    Average price .......     $      4.96     $      3.26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  4.1 Indenture, as amended on March 27, 2001, of Tidelands Royalty Trust "B."

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



                                   TIDELANDS ROYALTY TRUST "B"
                                   Bank of America, N.A., Trustee

November 14, 2001                  By:  /s/ CINDY STOVER MILLER
                                       -----------------------------------
                                            Cindy Stover Miller
                                              Vice President

November 14, 2001                  By:  /s/ R. RAY BELL
                                       --------------------------------
                                            R. Ray Bell
                                       Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
4.1          Indenture, as amended on March 27, 2001, of Tidelands Royalty
             Trust "B".