Form 10-K405
period 2001-12-31
TIDELANDS ROYALTY TRUST B
filed 2002-03-28
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

        C/O THE CORPORATE TRUSTEE
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

                               -------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at February 22, 2002: $4,361,822.

         Number of Units of Beneficial Interest outstanding as of December 31, 2001 - 1,386,375 Units.

         Documents incorporated by reference:  None.

================================================================================

                              CROSS REFERENCE SHEET

         This Form 10-K for the year ended December 31, 2001, of Tidelands Royalty Trust "B" is not organized by conventional item numbers and headings contemplated by Securities and Exchange Commission rules. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

  Form 10-K
Item Numbers                                                                   Headings Herein
------------                                                                   ---------------

PART I                                                                         General

Item  1.     Business........................................................  The Trust, Properties

Item  2.     Properties......................................................  Properties

Item  3.     Legal Proceedings...............................................  Legal Matters

Item  4.     Submission of Matters to a Vote of Security Holders.............  Unitholder Voting Matters

PART II                                                                        Financial

Item  5.     Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................  Market and Investor Information

Item  6.     Selected Financial Data.........................................  Selected Financial Data

Item  7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................  Management's Discussion and
                                                                               Analysis of Financial Condition and
                                                                               Results of Operations

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk......  Quantitative and Qualitative
                                                                               Disclosure about Market Risk

Item  8.     Financial Statements and Supplementary Data.....................  Financial Statements and
                                                                               Supplementary Data

Item  9.     Disagreements on Accounting and Financial Disclosure............  Accounting Matters

PART III                                                                       Management and Principal Unitholders

Item 10.     Directors and Executive Officers of the Registrant..............  Administrators

Item 11.     Executive Compensation..........................................  Management Compensation

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management................................................  Principal Unitholders

Item 13.     Certain Relationships and Related Transactions..................  Management Compensation

PART IV                                                                        Miscellaneous

Item 14.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...........................................  Exhibits, Financial Statement Schedules,
                                                                               and Reports on Form 8-K

                                     GENERAL

                                    THE TRUST

         Organization. Tidelands Royalty Trust "B" ("Tidelands") is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to interests in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation ("Gulf") in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands' predecessors and Gulf dated April 30, 1951 (the "1951 Contract"), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation ("Chevron"), Elf Acquitane, Inc. ("Elf"), and their assignees.

         The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. Bank of America, N.A. serves as corporate trustee.

         The Indenture as amended provides that the term of the royalty trust created to hold the rights under the 1951 Contract will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

         Tidelands' wholly-owned subsidiary, Tidelands Royalty "B" Corporation ("Tidelands Corporation"), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

         Tidelands' only industry segment or purpose is the administration and collection of royalties.

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract existed.

         Tidelands has seven assigned leases. At December 31, 2001, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of the six leases is 4.17%. On the sixth lease the overriding royalty is 1.0416%. One recently acquired and assigned lease does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments. Tidelands' royalty interest on this lease is 12.5%.

         Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date.

         In 2001, approximately 23% of Tidelands' royalty revenues were attributable to oil and approximately 77% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2001, Tidelands received royalty payments from six working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners:

                             COMPANY                                      2001             2000              1999
------------------------------------------------------------------    -------------    --------------    -------------

Devon Energy Production Company...................................        68%               68%               --
Burlington Resources..............................................        12%                7%                6%
Millenium Offshore Group Inc......................................        12%               --                --
Petroquest Energy Inc.............................................         4%               --                --
Dominion Exploration & Production Co..............................         3%               --                --
Forest Oil Corp...................................................         1%               --                --
Chevron, USA......................................................        --                 1%                7%
Pennzenergy Exploration and Production Company....................        --                21%               81%

         Tidelands derives no revenues from foreign sources and has no export sales.

         Trust Functions. Tidelands is administered by officers and employees of its Trustee, Bank of America, N.A. and its principal accounting officer who performs certain management, financial and administrative services for Tidelands. See "Management and Principal Unitholders."

         Important aspects of Tidelands' operations are conducted by third parties. These include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands' interests. Similarly, Tidelands' distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

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

         The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron, Elf and their assignees in the Gulf of Mexico (as more fully described in "Properties" below). Moreover, no revenues are payable to Tidelands until sales of production commence from any such lease.

         The royalty interests held by Tidelands are depleting with each barrel of oil and mcf of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

                                   PROPERTIES

         General. Tidelands is not engaged in oil and natural gas operations. Its income is based on oil and natural gas operations of others.
Tidelands' income is derived from contracts that provide for payments in the nature of overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.

         Reserves. Tidelands is not engaged in the production of oil or natural gas. Tidelands' income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Tidelands does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Tidelands' interests are derived. See also "Difficulty in Obtaining Certain Data" below.

         Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows therefrom.

         No reports on oil and natural gas reserves were filed with any federal authority or agency during 2001 by Tidelands.

         Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands' overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                               2001             2000              1999
                                                           -------------    --------------    -------------

Quantity of royalty oil and natural gas sold:
    Oil (in barrels ("bbls"))...........................       10,625            12,497            12,810

    Natural gas (in thousand cubic feet ("mcf"))........      201,284           256,706           319,858

Weighted average sales price for royalty oil and
    natural gas sold:
    Oil (per bbl)(1)....................................     $  24.72          $  30.39          $  14.73

    Natural gas (per mcf)(1)............................     $   4.49          $   4.67          $   2.87


----------

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

         Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 7 oil and natural gas leases covering 29,812 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas.

         Productive Properties. Set forth in the table below is certain information as of July 31, 2001, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns its interests:

         GROSS PRODUCTIVE WELLS:
           Oil.................................................................          3
                                                                                    ------
           Natural Gas.........................................................          8
                                                                                    ------
         GROSS LEASED ACRES:
           Productive..........................................................     29,812
                                                                                    ======

         Information regarding net wells or acres is not included since Tidelands does not own any working interests.

         The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six months ended July 31, 2000 and 1999. The information for 2001 is the average daily production for the month July 2001 and is the most recent production information available to Tidelands from the Petroleum Information Corporation for the year 2001.

                                                                                        NET Mcf OIL & NATURAL GAS
                                                                                          EQUIVALENT PER DAY (1)
                                                                               --------------------------------------------
                                                                                ONE MONTH              SIX MONTHS
                                                                                  ENDED                  ENDED
                                                                                 JULY 31,               JULY 31,
                                                              YEAR FIRST       ------------   -----------------------------
                          FIELD                                PRODUCED           2001            2000            1999
-----------------------------------------------------         -------------    ------------   -------------    ------------

OFFSHORE TEXAS
    Galveston Block 303..............................             1987             195              55              117
    High Island Block 128............................             1989              40             119               51
OFFSHORE LOUISIANA
    Sabine Pass Block 13.............................             1981             187             198              193
    West Cameron Block 165...........................             1969             227             613              751
    West Cameron Block 225...........................             1969              64              12               12

----------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis (6 to 1).

         Present Activities. Tidelands currently receives royalties from oil and natural gas sold from six leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

         Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Tidelands understands from public records that no activity is being undertaken with respect to drilling or workover operations on the six leases from which it receives royalties.

         Difficulty in Obtaining Certain Data. Tidelands' only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Tidelands' predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Tidelands are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Tidelands' interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

                                  LEGAL MATTERS

         Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

                            UNITHOLDER VOTING MATTERS

         During the last quarter of 2001, no matters were presented to the unitholders for a vote.

                                    FINANCIAL

                         MARKET AND INVESTOR INFORMATION

         Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 396 unitholders of record as of February 8, 2002. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2001.

         The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD's Bulletin Board under the symbol "TIRTZ." There is limited trading in Tidelands' units of beneficial interest. The following table presents information obtained from the National Quotation Bureau, Inc. as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

                                                                                 BID QUOTATION
                                                                         -------------------------------     DISTRIBUTIONS
                      YEAR ENDED DECEMBER 31,                                HIGH              LOW             (PER UNIT)
---------------------------------------------------------------------    --------------    -------------    ---------------
2001
    First quarter....................................................       $ 5.13            $ 3.94             $ .30
    Second quarter...................................................         6.05              5.00               .35
    Third quarter....................................................         6.00              4.60               .20
    Fourth quarter...................................................         6.11              5.10               .11

2000
    First quarter....................................................       $ 4.50            $ 3.75             $ .13
    Second quarter...................................................         4.75              4.00               .19
    Third quarter....................................................         4.25              3.63               .33
    Fourth quarter...................................................         4.38              3.63               .22

         Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Tidelands must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

         The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 2001, nor has it passed upon its accuracy or adequacy. While Tidelands' complete Form 10-K (excluding exhibits) for the year ended December 31, 2001, is distributed to unitholders, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Ms. Cindy Stover Miller, Bank of America, N.A., P.O. Box 830241, Dallas, Texas 75283-0241.

                             SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                     2001         2000         1999         1998         1997
                                                   -------      -------      -------      -------      -------

Income - oil and natural gas royalties ......      $ 1,166      $ 1,580      $ 1,108      $ 1,228      $ 1,263

Net income ..................................      $ 1,092      $ 1,532      $ 1,071      $ 1,193      $ 1,235

Net income per unit .........................      $   .79      $  1.11      $   .77      $   .86      $   .89

Distributions to unitholders ................      $ 1,332      $ 1,213      $ 1,028      $ 1,104      $ 1,166

Distributions per unit ......................      $   .96      $   .87      $   .74      $   .80      $   .84

Total assets ................................      $ 1,299      $ 1,688      $ 1,560      $ 1,646      $ 2,421

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Capital Resources and Liquidity. Because of the nature of Tidelands as a trust entity, there is no requirement for capital; its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Tidelands collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Tidelands' revenues are invested in liquid funds pending distribution, Tidelands does not experience liquidity problems.

         Tidelands' Indenture (and the charter and by-laws of Tidelands Corporation) expressly prohibits the operation of any kind of trade or business. Tidelands' oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. Because of these restrictions, Tidelands does not require short term or long term capital. These restrictions, along with other factors, allow Tidelands to be treated as a grantor trust; thus all income and deductions, for tax purposes, should flow through to each individual unitholder. Tidelands is not a taxable entity.

         Results of Operations. Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including without limitation the number of leases subject to Tidelands' interests, the number of productive wells drilled on leases subject to Tidelands' interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to Tidelands' interests.

         Tidelands' income consists primarily of oil and natural gas royalties and is based on the value at the well of Tidelands' percentage interest in oil and natural gas sold without reduction for production expenses. Value at the well for oil is the purchasers' posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

         Summary Review. Tidelands' net income in 2001 amounted to $1,092,273 or $.79 per unit as compared to $1,532,381 or $1.11 per unit in 2000 and $1,070,861 or $.77 per unit in 1999. Distributions per unit were $.96 in 2001, $.87 in 2000 and $.74 in 1999.

         Administrative expenses increased approximately $15,000 (16%) in 2001 due primarily to the cost of soliciting the unitholders vote to extend the life of the trust.

         Production of both oil and natural gas has declined over the past three years while prices have fluctuated. The following table present the results of these factors for the past three years:

                                                                         2001             2000              1999
                                                                     -------------    --------------    -------------

QUANTITY OF ROYALTY OIL AND NATURAL GAS SOLD:
    Oil (bbls)...........................................                10,625             12,498            12,810
    Natural gas (mcf)....................................               201,284            256,706           319,858

WEIGHTED AVERAGE SALES PRICE FOR ROYALTY OIL AND
    NATURAL GAS SOLD:
    Oil (per bbl)(1)....................................               $  24.72           $  30.39          $  14.73
    Natural gas (per mcf)(1)...........................                $   4.49           $   4.67          $   2.87

----------

(1) The weighted average sale price is based on the market value at the well as determined by the operators.

         Tidelands retains a funded reserve for possible royalty overpayments received in various years from 1988 through 1993. As of December 31, 2001, Tidelands retained a funded reserve of approximately $127,000 for possible royalty overpayments in the future.

         During the years ended December 31, 2000 and 1999, respectively, Tidelands restored to income $251,534 and $258,902 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of natural gas prices for royalty payments in prior periods. Net income per unit was increased $.18 and $.19 in 2000 and 1999, respectively by this decision.

         The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Tidelands' equity interest in Marine and the $251,534 and $258,902 realized in fiscal 2000 and fiscal 1999, respectively, from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required. The following table presents comparative operating data which reflects these underlying circumstances.

                                                      FOR YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------
                                                2001              2000             1999
                                            --------------    -------------    --------------
INCOME:
    Oil royalties (1) ..................      $   262,623      $   379,828      $   188,643
    Natural gas royalties ..............          903,587        1,200,083          919,376
                                              -----------      -----------      -----------
                                              $ 1,166,210      $ 1,579,911      $ 1,108,019
NET PRODUCTION QUANTITIES:
    Oil (bbls) .........................           10,625           12,498           12,810
    Natural gas (mcf) ..................          201,284          256,706          319,858

AVERAGE NET PRICES:
    Oil (1) ............................      $     24.72      $     30.39      $     14.73
    Natural gas (2) ....................      $      4.49      $      4.67      $      2.87

----------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2) The average price in 2000 includes $.98 per mcf attributable to the $251,534 reserve reduction for that year. The average price in 1999 includes $.81 per mcf attributable to the $258,902 reserve reduction for that year.

         Oil and Natural Gas Royalties -- 2001 and 2000: During fiscal 2001, Tidelands received approximately 23% of its royalty income from the sale of oil and 77% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2001 decreased approximately 26% from fiscal 2000.

         Revenue from oil royalties amounted to $262,623 in fiscal 2001, a decrease of 31% as compared to the $379,838 realized in fiscal 2000. The average price of a barrel of oil decreased 19% to $24.72 as compared to $30.39 for fiscal 2000 and production decreased 15% to 10,625 barrels as compared to 12,498 barrels in fiscal 2000. Please refer to the table above.

         Revenue from natural gas royalties amounted to $903,587, a decrease of 25% as compared to the $1,200,083 realized in fiscal 2000. The average price of a thousand cubic feet (mcf) of natural gas decreased 4% to $4.49 as compared to $4.67 for fiscal 2000 and production decreased 22% to 201,284 mcf as compared to 256,706 mcf in fiscal 2000. Please refer to the table above.

         Oil and Natural Gas Royalties -- 2000 and 1999: During fiscal 2000, Tidelands received approximately 24% of its royalty income from the sale of oil and 76% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2000 increased approximately 43% from fiscal 1999.

         Oil royalties during fiscal 2000 in the amount of $379,828 were 101% more than oil royalties received in fiscal 1999 in the amount of $188,643, due to an increase in the average price received that was partially offset by a decrease in the quantity of oil sold.

         Natural gas royalties during fiscal 2000 in the amount of $1,200,083 were 31% higher than natural gas royalties received in fiscal 1999 in the amount of $919,376. The increase was due to an increase in the price received that was partially offset by a decrease in the quantity of natural gas sold.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At December 31, 2001, Tidelands did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 15 through 22 hereof:

                                                                                                             PAGE
                                                                                                             ----

-- Independent Auditors' Report........................................................................       15
-- Consolidated Balance Sheets as of December 31, 2001 and 2000........................................       16
-- Consolidated Statements of Income and Undistributed Income for the Three Years Ended December 31,
   2001................................................................................................       17
-- Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001...................       18
-- Notes to Consolidated Financial Statements..........................................................       19

         See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Tidelands and its subsidiaries.

         All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

                               ACCOUNTING MATTERS

         During 2001 and 2000 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

         Tidelands is a trust created under the laws of the State of Texas. Tidelands' Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as Trustee.

         R. Ray Bell may be considered a significant employee of Tidelands. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 74 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands' filings with the SEC.

                             MANAGEMENT COMPENSATION

         During Tidelands' fiscal year ended December 31, 2001, Tidelands paid or accrued fees of $19,713 to Bank of America, N.A., as corporate trustee. During Tidelands' fiscal year ended December 31, 2001, Tidelands paid $17,042 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands' and Marine's gross receipts to the total gross receipts of both trusts.

                              PRINCIPAL UNITHOLDERS

         The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

                                                                         AMOUNT BENEFICIALLY
                                        NAME AND ADDRESS OF                  OWNED AS OF                 PERCENT
        TITLE OF CLASS                    BENEFICIAL OWNER                DECEMBER 31, 2001             OF CLASS
-------------------------------    -------------------------------    ---------------------------   ------------------

Units of Beneficial Interest       Marine Petroleum Trust                      452,366                    32.6%
                                   P.O. Box 830241
                                   Dallas, Texas  75283-0241

         There are no executive officers or directors of Tidelands. Bank of America, N.A. does not beneficially own any units of beneficial interest.

                                  MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements -- See "Financial Statements and Supplementary Data" above.

         The consolidated financial statements, together with the related notes and the reports of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Marine Petroleum Trust for its fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

(b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2001.

(c) Exhibits

      3.1 Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands' Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

      21.1        Subsidiaries of Tidelands.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Tidelands Royalty Trust "B":

         We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" ("Tidelands") and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Tidelands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
January 29, 2002                                      /s/ KPMG LLP

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                           2001             2000
                                                                       -----------      -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents ...................................      $ 1,165,980      $ 1,339,233
    Oil and natural gas royalties receivable ....................          122,563          346,705
    Federal income taxes receivable .............................           10,520            2,450
                                                                       -----------      -----------
        Total current assets ....................................        1,299,063        1,688,388
Oil, natural gas and other mineral properties ...................                2                2
                                                                       -----------      -----------
                                                                       $ 1,299,065      $ 1,688,390
                                                                       ===========      ===========

                          LIABILITIES AND TRUST EQUITY

Current liabilities:
    Accounts payable (note 3) ...................................      $   131,584      $   131,885
    Income distributable to unitholders .........................          152,772          301,615
                                                                       -----------      -----------
        Total current liabilities ...............................          284,356          433,500
                                                                       -----------      -----------

Trust equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
        issued 1,386,375 units at nominal value .................                2                2
    Undistributed income (note 2) ...............................        1,014,707        1,254,888
                                                                       -----------      -----------
        Total trust equity ......................................        1,014,709        1,254,890
                                                                       -----------      -----------
                                                                       $ 1,299,065      $ 1,688,390
                                                                       ===========      ===========


          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                       THREE YEARS ENDED DECEMBER 31, 2001


                                                           2001             2000             1999
                                                        -----------      -----------      -----------

Income:
    Oil and natural gas royalties ................      $ 1,166,210      $ 1,579,911      $ 1,108,019
    Interest and other ...........................           45,742           70,438           66,786
                                                        -----------      -----------      -----------
        Total income .............................        1,211,952        1,650,349        1,174,805

Expenses:
    General and administrative ...................          107,650           93,140           87,144
                                                        -----------      -----------      -----------
        Income before federal income taxes .......        1,104,302        1,557,209        1,087,661

Federal income taxes of subsidiary (note 1(e)) ...           12,029           24,828           16,800
                                                        -----------      -----------      -----------
        Net income ...............................        1,092,273        1,532,381        1,070,861

Undistributed income at beginning of year ........        1,254,888          935,514          893,022
                                                        -----------      -----------      -----------
                                                          2,347,161        2,467,895        1,963,883
Distributions to unitholders .....................        1,332,454        1,213,007        1,028,369
                                                        -----------      -----------      -----------
Undistributed income at end of year ..............      $ 1,014,707      $ 1,254,888      $   935,514
                                                        ===========      ===========      ===========
Net income per unit ..............................      $       .79      $      1.11      $       .77
                                                        ===========      ===========      ===========
Distributions per unit ...........................      $       .96      $       .87      $       .74
                                                        ===========      ===========      ===========
Weighted average units outstanding ...............        1,386,375        1,386,375        1,386,375
                                                        ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2001

                                                                                       2001              2000              1999
                                                                                   -----------       -----------       -----------
Cash flows from operating activities:
    Net income ..............................................................      $ 1,092,273       $ 1,532,381       $ 1,070,861
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Change in assets and liabilities:
            Oil and natural gas royalties receivable ........................          224,142          (250,615)           17,124
            Federal income taxes receivable .................................           (8,070)           (2,450)            7,578
            Accounts payable ................................................             (301)         (253,130)         (260,552)
            Federal income tax payable ......................................             --                (211)              211
                                                                                   -----------       -----------       -----------
                Net cash provided by operating activities ...................        1,308,044         1,025,975           835,222
Cash flows from financing activities - cash distributions
    to unitholders ..........................................................       (1,481,297)       (1,150,869)         (896,226)
                                                                                   -----------       -----------       -----------
                Net increase (decrease) in cash and cash equivalents ........         (173,253)         (124,894)          (61,004)
Cash and cash equivalents at beginning of year ..............................        1,339,233         1,464,127         1,525,131
                                                                                   -----------       -----------       -----------
Cash and cash equivalents at end of year ....................................      $ 1,165,980       $ 1,339,233       $ 1,464,127
                                                                                   ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

         (a) General

         Tidelands Royalty Trust "B" ("Tidelands") was established on June 1, 1954 with a transfer of contract rights to certain properties to Tidelands in exchange for units of beneficial interest. The contract rights enable Tidelands to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951.

         Tidelands is required under its indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. Tidelands cannot invest any of its money for any purpose and cannot engage in a trade or business.

         Tidelands' wholly-owned subsidiary, Tidelands Royalty "B" Corporation ("Tidelands Corporation"), holds title to interests in properties that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties. Tidelands is authorized to pay expenses of Tidelands Corporation should it be necessary.

         Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. The sole purpose of this arrangement is to assist the trustees in the administration of the trusts. At December 31, 2001 and 2000, Marine Petroleum Trust owned 32.6% of Tidelands' outstanding units of beneficial interest.

         (b) Unitholder Voting Matters

         On March 27, 2001, the unitholders of record at the close of business on February 16, 2001, approved an amendment to the Indenture to extend the life of the trust beyond the original expiration date of April 30, 2001 to April 30, 2021.

         (c) Principles of Consolidation

         The consolidated financial statements include Tidelands and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

         (d) Oil, Natural gas and Other Mineral Properties

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

         Net revenues from oil and natural gas royalties related to proved developed oil and natural gas reserves were $1,166,210, $1,579,911 and $1,108,019 in 2001, 2000, and 1999, respectively.

         (e) Federal Income Taxes

         No provision has been made for Federal income taxes on Tidelands' income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion.

         (f) Credit Risk Concentration and Cash Equivalents

         Financial instruments which potentially subject Tidelands and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and unsecured oil and natural gas royalties receivable. Tidelands and its wholly-owned subsidiary place their cash investments with financial institutions that management considers creditworthy and limit the amount of credit exposure from any one financial institution. Royalties receivable are from large creditworthy companies and Tidelands historically has not encountered collection problems. The estimated fair values of cash equivalents and oil and natural gas royalties receivable approximate the carrying values due to the short term nature of these financial instruments.

         Cash equivalents of $998,213 and $1,007,057 at December 31, 2001 and 2000, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.

         (g) Statements of Cash Flows

         Tidelands Corporation paid $20,100, $27,488, and $9,011 in federal income taxes in 2001, 2000, and 1999, respectively. No payments of interest were made in 2001, 2000 and 1999.

         (h) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (i) Net Income per Unit

         Net income per unit is determined by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

         (j) Significant Royalty Sources

         Royalty revenue received by Tidelands from producers is summarized as follows:

                                                              2001             2000              1999
                                                          -------------    --------------    -------------

Devon Energy Production Company .......................         68%                68%              --
Pennzenergy ...........................................         --                 21%              81%
Burlington Resources Oil and Natural gas Company ......         12%                 7%               6%
Millenium Offshore Group ..............................         12%                --               --
Others ................................................          8%                 4%              13%
                                                              ----               ----             ----
                                                               100%               100%             100%
                                                              ====               ====             ====

(2) UNDISTRIBUTED INCOME

         Undistributed income includes $828,185 and $768,503 applicable to the subsidiary corporation at December 31, 2001 and 2000, respectively.

(3) OVERPAID ROYALTIES

         Tidelands recorded a liability for possible royalty overpayments received in various years from 1988 through 1993, which is reflected in accounts payable in the accompanying consolidated balance sheets. During 2000 and 1999, Tidelands determined that $251,534 and $258,902, respectively, was no longer required to be reserved, because it was no longer probable that repayment of such amounts actually would be required. Accordingly, accounts payable was reduced and oil and natural gas royalty income was increased by such amounts for each respective year.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES
(UNAUDITED)

         Oil and natural gas reserve information relating to Tidelands' royalty interests is not presented because such information is not available to Tidelands. Tidelands' share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) - 10,625 in 2001, 12,497 in 2000 and 12,810 in 1999; and natural gas (mcf) - 201,284 in 2001, 256,706 in 2000, and
319,858 in 1999.

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for the years ended December 31, 2001 and 2000 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

                                                    OIL AND
                                                   NATURAL GAS            NET           NET INCOME
                                                    ROYALTIES           INCOME           PER UNIT
                                                   ------------      ------------      ------------

Quarter ended:
    March 31, 2001 ..........................      $    414,238      $    382,398      $        .28
    June 30, 2001 ...........................           320,182           296,692      $        .21
    September 30, 2001 ......................           244,820           237,452      $        .17
    December 31, 2001 .......................           186,970           175,731      $        .13
                                                   ------------      ------------      ------------
                                                   $  1,166,210      $  1,092,273      $        .79
                                                   ============      ============      ============

Quarter ended:
    March 31, 2000 ..........................      $    228,498      $    216,758      $        .16
    June 30, 2000 ...........................           247,622           233,253      $        .17
    September 30, 2000 ......................           633,667           617,334      $        .45
    December 31, 2000 .......................           470,124           465,036      $        .34
                                                   ------------      ------------      ------------
                                                   $  1,579,911      $  1,532,381      $       1.11
                                                   ============      ============      ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

                                     TIDELANDS ROYALTY TRUST "B"
                                     (Registrant)

                                     By:  Bank of America, N.A.
                                          -------------------------------------
                                          (in its capacity as Corporate Trustee
                                          of Tidelands Royalty Trust "B" and not
                                          in its individual capacity or
                                          otherwise)

            Date: March 27, 2002     By:  /s/ CINDY STOVER MILLER
                                          -------------------------------------
                                          Cindy Stover Miller
                                          Vice President

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

NAME                                         CAPACITIES                        DATE
----                                         ----------                        ----

Bank of America, N.A.                        Corporate Trustee                 March 27, 2002

By: /s/ CINDY STOVER MILLER
    ------------------------
       Cindy Stover Miller
         Vice President


/s/ R. RAY BELL                              Principal Accounting Officer      March 27, 2002
-----------------------
R. Ray Bell

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3.1               Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands' Quarterly Report on
                  Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on
                  November 14, 2001, and incorporated herein by reference.

21.1              Subsidiaries of Tideland Royalty Trust "B"