Form 10-Q
period 2002-03-31
TIDELANDS ROYALTY TRUST B
filed 2002-05-14
CIK 276077

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

                  For the quarterly period ended March 31, 2002

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


      Indicate number of units of beneficial interest outstanding as of the latest practicable date. As of March 31, 2002, we had
               1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) .......................................    2

Consolidated Balance Sheets March 31, 2002 and December 31, 2001 ...............    2

Condensed  Consolidated  Statements of Income and  Undistributed  Income
for the Three Months Ended March 31, 2002 and 2001 .............................    3

Condensed  Consolidated  Statements  of Cash  Flows for the Three  Months
Ended March 31, 2002 and 2001 ..................................................    4

Notes to Condensed Consolidated Financial Statements ...........................    5

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS ..........................................................    6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............   10


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................................   11

Signatures .....................................................................   12


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)


                                                                          MARCH 31,    DECEMBER 31,
                                                                               2002            2001
                                                                         ----------   -------------

                                     ASSETS
Current Assets:
    Cash and cash equivalents ........................................   $1,157,722      $1,165,980
    Oil and gas royalties receivable .................................      150,903         122,563
    Federal income taxes receivable ..................................        9,840          10,520
                                                                         ----------   -------------
       Total current assets ..........................................   $1,318,465      $1,299,063
                                                                         ----------   -------------

Oil, gas and other mineral properties ................................            2               2
                                                                         ----------   -------------
                                                                         $1,318,467      $1,299,065
                                                                         ==========   =============

                          LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable .................................................     $134,405        $131,584
    Income distributable to unitholders ..............................      115,698         152,772
                                                                         ----------   -------------
       Total current liabilities .....................................     $250,103        $284,356
                                                                         ----------   -------------

Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ...............................            2               2
    Undistributed income .............................................    1,068,362       1,014,707
                                                                         ----------   -------------
       Total trust equity ............................................    1,068,364       1,014,709
                                                                         ----------   -------------
                                                                         $1,318,467      $1,299,065
                                                                         ==========   =============


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              UNDISTRIBUTED INCOME
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                          THREE MONTHS
                                                     -----------------------
                                                        2002         2001
                                                     ----------   ----------
Income:
    Oil and gas royalties ........................     $194,571     $414,238
    Interest and other ...........................        5,067       15,248
                                                     ----------   ----------
       Total income ..............................      199,638      429,486
                                                     ----------   ----------

General and administrative expenses ..............       29,605       42,358
                                                     ----------   ----------
    Income before Federal income taxes ...........      170,033      387,128
Federal income taxes of subsidiary ...............          680        4,730
                                                     ----------   ----------
    Net income ...................................      169,353      382,398
Undistributed income at beginning of period ......    1,014,707    1,254,887
                                                     ----------   ----------
                                                      1,184,060    1,637,285
Distributions to unitholders .....................      115,698      411,671
                                                     ----------   ----------
Undistributed income at end of period ............   $1,068,362   $1,225,614
                                                     ==========   ==========

Net income per unit ..............................        $0.12        $0.28
                                                     ==========   ==========

Distributions per unit ...........................        $0.08        $0.30
                                                     ==========   ==========



     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                 2002           2001
                                                                              -----------    -----------
Cash flows from operating activities:
    Net income ............................................................      $169,353       $382,398

Adjustments to reconcile net income to net cash provided by operating activities:
       Change in assets and liabilities:
       Oil and gas royalties receivable ...................................       (28,340)       109,835
       Federal income taxes receivable ....................................           680          4,731
       Accounts payable ...................................................         2,821          1,044

                                                                              -----------    -----------
       Net cash provided by operating activities ..........................       144,514        498,008
                                                                              -----------    -----------

Cash flows from financing activities -
       Distributions to unitholders .......................................      (152,772)      (301,613)
                                                                              -----------    -----------

       Net increase (decrease) in cash and cash equivalents ...............        (8,258)       196,395

Cash and cash equivalents at beginning of period ..........................     1,165,980      1,339,233
                                                                              -----------    -----------

Cash and cash equivalents at end of period ................................    $1,157,722     $1,535,628
                                                                              ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust B ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2001. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

DISTRIBUTABLE INCOME

         Tidelands' indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.

         As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands Royalty Trust B (Tidelands) and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, and
(iii) less administrative expenses of Tidelands.

UNDISTRIBUTED INCOME

         A contract between Tidelands and the subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On March 31, 2002, undistributed income of Tidelands and the subsidiary amounted to $834,053 and $234,309, respectively.

ACCOUNTS PAYABLE

         Tidelands' subsidiary, Tidelands Royalty B Corporation, has remaining accounts payable of $127,234 at March 31, 2002, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% (as adjusted based on the leasehold interest acquired) of the value of the oil and natural gas sold as long as the lease on such tract exists.

         Tidelands has seven assigned leases. At March 31, 2002, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of the six leases is 4.17%. On the sixth lease the overriding royalty is 1.0416%. One recently acquired and assigned lease does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments. Tidelands' royalty interest on this lease is 12.5%.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table.

                                       LEASE
         AREA               BLOCK      NUMBER       ACRES         DECIMAL                      OPERATOR
-----------------------    -------    --------     -------       ---------       -----------------------------------
Galveston..............      303        4565         5,760        0.041662       Burlington Resources Offshore Inc.
High Island............      128        5009         4,364        0.041662       Millennium Offshore Group Inc.
Sabine Pass............      13         3959         3,438        0.041662       Devon Energy Production Company LP
West Cameron...........      165         758         5,000        0.041662       Devon Energy Production Company LP
West Cameron...........      225         900         3,750        0.010416       Dominion Exploration and Production
                                                                                       Inc.
West Cameron...........      251       21544         2,500        0.125000       Chevron U.S.A., Inc.
West Cameron...........      291        4397         5,000        0.041662       Devon Energy Production Company LP
                                                   -------
    Total acres.........                            29,812
                                                   -------


         The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

GENERAL

         Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 69% of revenue in the current three month period.

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

                                                    PRODUCTION
                                       -------------------------------------         NET             CASH
        QUARTER                         OIL (bbls)       NATURAL GAS (mcf)         INCOME        DISTRIBUTION
        ---------------------------    -------------    --------------------     -----------    --------------
        March 31, 2001...........          1,873               54,179                .28              .30
        June 30, 2001............          3,575               49,616                .21              .35
        September 30, 2001.......          2,698               50,916                .17              .20
        December 31, 2001........          2,479               46,573                .13              .11
        March 31, 2002...........          2,635               52,907                .12              .08


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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Net income decreased 56% to $169,353 for the three month period ended March 31, 2002, from the $382,398 of net income realized in the comparable period a year ago. The average price realized for oil decreased 13% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 62% in the current period from the average price realized during the same period a year ago. Natural gas production was down 2% while oil production increased 41% from the results of the comparable period a year ago.

         Revenues from oil royalties increased 22% during the current three month period from the comparable period a year ago. The volume of oil sold increased 41%. The average price received for oil in the current period amounted to $23.08 as compared to $26.63 for the comparable period a year ago.

         Revenues from natural gas royalties were down 63% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold decreased 2%. The average price of natural gas decreased to $2.53 from $6.72 for the same period a year ago.

         Tidelands, in its quarterly report of March 31, 2001, reported that a joint development area covering 1250 acres out of West Cameron Block 118, leased by Newfield Exploration Company, and 1250 acres out of Sabine Pass Block 13, leased by Devon Energy Production Company LP had been formed. During the past 3 months the operators of the joint development area filed a development plan with the Minerals Management Service for a 2 well development program. Drilling was commenced on Well Number 7 in March 2002 and drilled to a depth of 11,816 feet. This well has been plugged and apparently is not a producer. Tidelands does not have information regarding plans for drilling a second well.

         The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2002 and 2001, are presented in the following table.

                              2002       2001
                            --------   --------
OIL
    Barrels sold ........      2,635      1,873
    Average price .......   $  23.08   $  26.63

NATURAL GAS
    Mcf sold ............     52,907     54,179
    Average price .......   $   2.53   $   6.72

CRITICAL ACCOUNTING POLICIES

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2002. Please see our annual report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

FORWARD-LOOKING STATEMENTS

         The statements in "Summary Review" regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other "forward-looking" information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      None.

        (b)      Reports on Form 8-K:

            Current report on Form 8-K dated and filed March 26, 2002 pursuant to Item 7 and Item 9 disclosing the tax information letter distributed to all of the unitholders of record of Tidelands Royalty Trust "B."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TIDELANDS ROYALTY TRUST "B"
                                     Bank of America, N.A., Trustee




May 13, 2002                         By:      /s/ CINDY STOVER MILLER
                                         -----------------------------------
                                                 Cindy Stover Miller
                                                    Vice President


May 13, 2002                         By:          /s/ R. RAY BELL
                                         --------------------------------
                                                    R. Ray Bell
                                           Principal Accounting Officer