Form 10-Q
period 2002-06-30
TIDELANDS ROYALTY TRUST B
filed 2002-08-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                   ---------

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

As of June 30, 2002, we had 1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ..............................     2

Consolidated Balance Sheets June 30, 2002 and December 31, 2001 .......     2

Condensed Consolidated Statements of Income and Undistributed Income
for the Three Months and Six Months Ended June 30, 2002 and 2001 ......     3

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2002 and 2001 ..........................................     4

Notes to Condensed Consolidated Financial Statements ..................     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .....................................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....     9

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .............................................     10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................     10

Signatures ............................................................     11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                                         JUNE 30,    DECEMBER 31,
                                                                           2002          2001
                                                                        ----------   ------------
Current Assets:
    Cash and cash equivalents ......................................    $  485,415    $1,165,980
    Oil and gas royalties receivable ...............................       114,365       122,563
    Federal income taxes receivable ................................         8,620        10,520
    Interest receivable ............................................         4,240            --
                                                                        ----------    ----------
       Total current assets ........................................    $  612,640    $1,299,063

Investment in U.S. Treasury and agency bonds .......................       725,809            --
Oil, gas and other mineral properties ..............................             2             2
                                                                        ----------    ----------
                                                                        $1,338,451    $1,299,065
                                                                        ==========    ==========

                          LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ...............................................    $  132,584    $  131,584
    Income distributable to unitholders ............................       139,258       152,772
                                                                        ----------    ----------
       Total current liabilities ...................................    $  271,842    $  284,356
                                                                        ----------    ----------
Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
    issued 1,386,375 at nominal value ..............................             2             2
    Undistributed income ...........................................     1,066,607     1,014,707
                                                                        ----------    ----------
       Total trust equity ..........................................     1,066,609     1,014,709
                                                                        ----------    ----------
                                                                        $1,338,451    $1,299,065
                                                                        ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------    -------------------------
                                                         2002             2001          2002           2001
                                                      ----------       ----------    ----------     ----------
Income:
    Oil and gas royalties ........................    $  172,655       $  320,182    $  367,226     $  734,420
    Interest and other ...........................         4,691           13,517         9,758         28,765
                                                      ----------       ----------    ----------     ----------
       Total income ..............................       177,346          333,699       376,984        763,185
                                                      ----------       ----------    ----------     ----------

General and administrative expenses ..............        38,622           32,137        68,227         74,496
                                                      ----------       ----------    ----------     ----------
    Income before Federal income taxes ...........       138,724          301,562       308,757        688,689
Federal income taxes of subsidiary ...............         1,220            4,870         1,900          9,600
                                                      ----------       ----------    ----------     ----------
    Net income ...................................       137,504          296,692       306,857        679,089
Undistributed income at beginning of period ......     1,068,362        1,225,614     1,014,707      1,254,888
                                                      ----------       ----------    ----------     ----------

Distributions to unitholders .....................       139,257          484,017       254,955        895,688
                                                      ----------       ----------    ----------     ----------
Undistributed income at end of period ............    $1,066,609       $1,038,289    $1,066,609     $1,038,289
                                                      ==========       ==========    ==========     ==========

Net income per unit ..............................    $     0.10       $     0.21    $     0.22     $     0.49
                                                      ==========       ==========    ==========     ==========

Distributions per unit ...........................    $     0.10       $     0.35    $     0.18     $     0.65
                                                      ==========       ==========    ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                        2002            2001
                                                                    -----------     -----------
Cash flows from operating activities:
    Net income .................................................    $   306,857     $   679,089

Adjustments to reconcile net income to net cash
    provided by operating activities:
       Change in assets and liabilities:
       Oil and gas royalties receivable ........................          8,198         225,778
       Federal income taxes receivable .........................          1,900           1,101
       Interest receivable .....................................         (4,240)             --
       Accounts payable ........................................          1,000            (646)
                                                                    -----------     -----------
       Net cash provided by operating activities ...............        313,715         905,322
                                                                    -----------     -----------
Cash flows from financing activities -
       Distributions to unitholders ............................       (268,471)       (713,283)
       Investment in U.S. Treasury and agency bonds ............       (725,809)             --
                                                                    -----------     -----------
       Net cash used in investing activities ...................       (994,280)       (713,283)
                                                                    -----------     -----------
       Net increase (decrease) in cash and cash equivalents ....       (680,565)        192,039

Cash and cash equivalents at beginning of period ...............      1,165,980       1,339,233
                                                                    -----------     -----------

Cash and cash equivalents at end of period .....................    $   485,415     $ 1,531,272
                                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust B ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2001. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalty from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.


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

UNDISTRIBUTED INCOME

         A contract between Tidelands and the subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On June 30, 2002, undistributed income of Tidelands was $226,932 and the undistributed income of the subsidiary was $839,675.

ACCOUNTS PAYABLE

         Tidelands' subsidiary, Tidelands Royalty B Corporation, has remaining accounts payable of $127,234 at June 30, 2002, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

         Tidelands has seven assigned leases. At June 30, 2002, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of the six leases is 4.17%. On the sixth lease the overriding royalty is 1.0416%. One recently acquired and assigned lease does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments. Tidelands' royalty interest on this lease is 12.5%.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table.

                                 LEASE
    AREA                BLOCK    NUMBER     ACRES     DECIMAL              OPERATOR
    ----                -----    ------    ------    --------              --------
Galveston ...........     303      4565     5,760    0.041662    Burlington Resources Offshore Inc.
High Island .........     128      5009     4,364    0.041662    Millennium Offshore Group Inc.
Sabine Pass .........      13      3959     3,438    0.041662    Devon Energy Production Company LP
West Cameron ........     165       758     5,000    0.041662    Devon Energy Production Company LP
West Cameron ........     225       900     3,750    0.010416    Dominion Exploration and Production Inc.
West Cameron ........     251     21544     2,500    0.125000    Chevron U.S.A., Inc.
West Cameron ........     291      4397     5,000    0.041662    Devon Energy Production Company LP
                                           ------
    Total acres .....                      29,812
                                           ------

         The 1951 Contract provides that any assignment by Gulf (currently Chevron and Elf) of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

         Devon Energy Production Company LP has filed a plan of development to drill five wells on West Cameron, Block 165. There is no guarantee that a well will ever be drilled on West Cameron, Block 165. There is also no guarantee that if a well is drilled it will be profitable.

CRITICAL ACCOUNTING POLICIES

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalty from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

GENERAL

         Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 74% of revenue in the current six month period. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

                                     PRODUCTION
                            -------------------------------      NET         CASH
        QUARTER             OIL (bbls)    NATURAL GAS (mcf)    INCOME    DISTRIBUTION
        -------             ----------    -----------------    ------    ------------
June 30, 2001 ..........      3,575            49,616           .21           .35
September 30, 2001 .....      2,698            50,916           .17           .20
December 31, 2001 ......      2,479            46,573           .13           .11
March 31, 2002 .........      2,635            52,907           .12           .08
June 30, 2002 ..........      1,452            36,539           .10           .10

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Net income decreased 54% to $137,504 for the three month period ended June 30, 2002, from the $296,692 of net income realized in the comparable period a year ago. The average price realized for oil decreased 4% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 18% in the current period from the average price realized during the same period a year ago. Natural gas production was down 26% while oil production decreased 59% from the results of the comparable period a year ago.

         Revenues from oil royalties decreased 61% during the current three month period from the comparable period a year ago. The volume of oil sold decreased 59%. The average price received for oil in the current period amounted to $25.97 as compared to $27.06 for the comparable period a year ago.

         Revenues from natural gas royalties were down 40% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold decreased 26%. The average price of natural gas decreased to $3.69 from $4.50 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2002 and 2001, are presented in the following table.

                             2002      2001
                           -------    -------
OIL
    Barrels sold ......      1,452      3,575
    Average price .....    $ 25.97    $ 27.06

NATURAL GAS
    Mcf sold ..........     36,539     49,616
    Average price .....    $  3.69    $  4.50

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Net income decreased 55% to $306,857 for the six month period ended June 30,2002, from the $679,089 of net income realized in the comparable period a year ago. The average price realized for oil decreased 12% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 47% in the current period from the average price realized during the same period a year ago. Natural gas production was down 14% while oil production decreased 25% from the results of the comparable period a year ago.

         Revenues from oil royalties decreased 34% during the current six month period from the comparable period a year ago. The volume of oil sold decreased 25%. The average price received for oil in the current period amounted to $23.69 as compared to $26.92 for the comparable period a year ago.

         Revenues from natural gas royalties were down 54% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold decreased 14%. The average price of natural gas decreased to $3.00 from $5.66 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2002 and 2001, are presented in the following table:

                             2002       2001
                           -------    --------
OIL
    Barrels sold .......     4,087       5,448
    Average price ......   $ 23.69    $  26.92

NATURAL GAS
    Mcf sold ...........    89,446     103,795
    Average price ......   $  3.00    $   5.66

FORWARD-LOOKING STATEMENTS

         The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in
Section 27A of the Securities Act of 1933. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other "forward-looking" information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 8, 2002, we filed suit against Chevron U.S.A. Inc. in the United States District Court for the Southern District of Texas, Houston Division. In April of 2001, Chevron executed an oil and gas lease in the Gulf of Mexico, off the shore of Louisiana. We had executed a contract with Chevron in 1951 that we believe entitles us to a $1,500,000 production payment from Chevron and a 1/24 overriding royalty interest in the lease. We have requested that Chevron fulfill its obligations under the 1951 contract including payment of the $1,500,000 production payment and conveying to us a 1/24 overriding royalty interest in the lease.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b)      Reports on Form 8-K:   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIDELANDS ROYALTY TRUST "B"
                                          Bank of America, N.A., Trustee

August 14, 2002                           By: /s/ RON E. HOOPER
                                              ---------------------------------
                                                       Ron E. Hooper
                                                   Senior Vice President

August 14, 2002                            By: /s/ R. RAY BELL
                                              ---------------------------------
                                                         R. Ray Bell
                                                Principal Accounting Officer

TIDELANDS ROYALTY TRUST "B"
C/O BANK OF AMERICA, N.A.
P.O. BOX 830241
DALLAS, TEXAS 75283-0241