Form 10-Q
period 2002-09-30
TIDELANDS ROYALTY TRUST B
filed 2002-11-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________ .

                          COMMISSION FILE NUMBER 0-8565

                           TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)


                 TEXAS                                75-6007863
     (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

          BANK OF AMERICA, N.A.                        75283-0650
     P.O. BOX 830650, DALLAS, TEXAS                    (Zip Code)
(Address of principal executive offices)


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

                                 Yes [X] No [ ]

     Indicate number of units of beneficial interest outstanding as of the latest practicable date. As of September 30, 2002, we had 1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------


                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ................................................................    2

     Consolidated Balance Sheets September 30, 2002 and December 31, 2001 ....................................    2

     Condensed Consolidated Statements of Income and Undistributed Income for the Three Months and Nine Months
     Ended September 30, 2002 and 2001 .......................................................................    3

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2002 and 2001 .............................................................................    4

     Notes to Condensed Consolidated Financial Statements ....................................................    5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........    6

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................................    9

     ITEM 4. CONTROLS AND PROCEDURES .........................................................................   10

                           PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS ...............................................................................   11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................................................   11

     Signatures ..............................................................................................   12


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)



                                     ASSETS

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2002            2001
                                                                  -------------   -------------
Current Assets:
    Cash and cash equivalents .................................     $  580,343     $1,165,980
    Oil and gas royalties receivable ..........................        142,287        122,563
    Federal income taxes receivable ...........................         11,432         10,520
    Interest receivable .......................................         13,335             --
                                                                    ----------     ----------
       Total current assets ...................................     $  747,397     $1,299,063

Investment in U.S. Treasury and agency bonds ..................        722,962             --
Oil, gas and other mineral properties .........................              2              2
                                                                    ----------     ----------
                                                                    $1,470,361     $1,299,065
                                                                    ==========     ==========

                          LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ..........................................     $  134,669     $  131,584
    Income distributable to unitholders .......................        237,115        152,772
                                                                    ----------     ----------
       Total current liabilities ..............................     $  371,784     $  284,356
                                                                    ----------     ----------

Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ........................              2              2
    Undistributed income ......................................      1,098,575      1,014,707
                                                                    ----------     ----------
       Total trust equity .....................................      1,098,577      1,014,709
                                                                    ----------     ----------
                                                                    $1,470,361     $1,299,065
                                                                    ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                --------------------------   -------------------------
                                                    2002           2001          2002          2001
                                                -----------    -----------   -----------   -----------

Income:
    Oil and gas royalties ...................   $   303,784    $   244,820   $   671,010   $   979,240
    Interest and other ......................         8,444         10,217        18,202        38,982
                                                -----------    -----------   -----------   -----------
                                                    312,228        255,037       689,212     1,018,222

General and administrative expenses .........        44,397         15,574       112,624        90,070
                                                -----------    -----------   -----------   -----------
    Income before Federal income taxes ......       267,831        239,463       576,588       928,152
Federal income taxes of subsidiary ..........        (1,250)         2,011           650        11,611
                                                -----------    -----------   -----------   -----------
    Net income ..............................       269,081        237,452       575,938       916,541
Undistributed income at beginning of period .     1,066,609      1,038,289     1,014,707     1,254,888
                                                -----------    -----------   -----------   -----------
                                                  1,335,690      1,275,741     1,590,645     2,171,429
Distributions to unitholders ................       237,115        283,995       492,070     1,179,683
                                                -----------    -----------   -----------   -----------
Undistributed income at end of period .......   $ 1,098,575    $   991,746   $ 1,098,575   $   991,746
                                                ===========    ===========   ===========   ===========

Net income per unit .........................   $      0.19    $      0.17   $      0.42   $      0.66
                                                ===========    ===========   ===========   ===========

Distributions per unit ......................   $      0.17    $      0.20   $      0.35   $      0.85
                                                ===========    ===========   ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                               2002              2001
                                                                          ------------      ------------
Cash flows from operating activities:
    Net income ......................................................     $    575,938      $    916,541

Adjustments to reconcile net income to net cash provided by operating activities:
       Change in assets and liabilities:
       Oil and gas royalties receivable .............................          (19,724)          258,742
       Federal income taxes receivable ..............................             (912)           (2,688)
       Interest receivable ..........................................          (13,335)               --
       Accounts payable .............................................            3,085               243
                                                                          ------------      ------------
            Net cash provided by operating activities ...............          545,052         1,172,838

Cash flows from investing activities -
       Investment in U.S. Treasury and agency bonds .................         (722,962)               --
                                                                          ------------      ------------
Cash flows from financing activities -
       Distributions to unitholders .................................         (407,727)       (1,481,298)
                                                                          ------------      ------------

       Net decrease in cash and cash equivalents ....................         (585,637)         (308,460)
Cash and cash equivalents at beginning of period ....................        1,165,980         1,339,233
                                                                          ------------      ------------
Cash and cash equivalents at end of period ..........................     $    580,343      $  1,030,773
                                                                          ============      ============


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust "B" ("Tidelands") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2001. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.


DISTRIBUTABLE INCOME

         Tidelands' indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.

         As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, and (iii) less administrative expenses of Tidelands.

UNDISTRIBUTED INCOME

         A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On September 30, 2002, undistributed income of Tidelands was $263,004 and the undistributed income of the subsidiary was $835,571.

ACCOUNTS PAYABLE

         Tidelands' subsidiary, Tidelands Royalty "B" Corporation, has remaining accounts payable of $127,234 at September 30, 2002, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After $1,500,000 has been paid under a particular lease, Tidelands' interest in such lease will convert to an overriding royalty, and Tidelands will receive payments equal to approximately 4.17% (as adjusted based on the leasehold interest acquired) of the value of the oil and natural gas sold as long as the lease on such tract exists.

         Tidelands has seven assigned leases. At September 30, 2002, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of the six leases is 4.17%. On the sixth lease the overriding royalty is 1.0416%. One recently acquired and assigned lease does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments. Tidelands' present royalty interest on this lease is 12.5%.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the following table.

                                           LEASE
         AREA                   BLOCK      NUMBER        ACRES     DECIMAL              OPERATOR
         ----                   -----      ------        -----     -------              --------
Galveston ...................... 303         4565        5,760     0.041662     Burlington Resources Offshore Inc.
High Island .................... 128         5009        4,364     0.041662     Millennium Offshore Group Inc.
Sabine Pass ....................  13         3959        3,438     0.041662     Devon Energy Production Company LP
West Cameron ................... 165          758        5,000     0.041662     Devon Energy Production Company LP
West Cameron ................... 225          900        3,750     0.010416     Dominion Exploration and Production Inc.
West Cameron ................... 251        21544        2,500     0.125000     Chevron U.S.A., Inc.
West Cameron ................... 291         4397        5,000     0.041662     Devon Energy Production Company LP
                                                        ------
    Total acres ................                        29,812
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

CRITICAL ACCOUNTING POLICIES

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

GENERAL

         Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 75% of revenue in the current nine month period. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

                                                     PRODUCTION
                                        ----------------------------------               NET                   CASH
        QUARTER                         OIL (BBLS)       NATURAL GAS (MCF)             INCOME             DISTRIBUTION
        -------                         ----------       -----------------             ------             ------------
        September 30, 2001 .........       2,698                50,916                   .17                   .20
        December 31, 2001 ..........       2,479                46,573                   .13                   .11
        March 31, 2002 .............       2,635                52,907                   .12                   .08
        June 30, 2002 ..............       1,452                36,539                   .10                   .10
        September 30, 2002 .........       2,670                74,365                   .19                   .17

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net income increased 13% to $269,081 for the three month period ended September 30, 2002, from the $237,452 of net income realized in the comparable period a year ago. The average price realized for oil increased 11% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 12% in the current period from the average price realized during the same period a year ago. Natural gas production was up 46% while oil production decreased 1% from the results of the comparable period a year ago.

         Revenues from oil royalties increased 10% during the current three month period from the comparable period a year ago. The volume of oil sold decreased 1%. The average price received for oil in the current period amounted to $26.81 as compared to $24.09 for the comparable period a year ago.

         Revenues from natural gas royalties were up 29% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold increased 46%. The average price of natural gas decreased to $3.12 from $3.53 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2002 and 2001, are presented in the following table.

                                                          2002           2001
                                                       ----------     ----------
                OIL
                    Barrels sold .................          2,670         2,698
                    Average price ................     $    26.81     $   24.09

                NATURAL GAS
                    Mcf sold .....................         74,365        50,916
                    Average price ................     $     3.12     $    3.53

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net income decreased 37% to $575,938 for the nine month period ended September 30, 2002, from the $916,541 of net income realized in the comparable period a year ago. The average price realized for oil decreased 3% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas decreased 38% in the current period from the average price realized during the same period a year ago. Natural gas production was up 6% while oil production decreased 17% from the results of the comparable period a year ago.

         Revenues from oil royalties decreased 20% during the current nine month period from the comparable period a year ago. The volume of oil sold decreased 17%. The average price received for oil in the current period amounted to $25.17 as compared to $25.98 for the comparable period a year ago.

         Revenues from natural gas royalties were down 35% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold increased 6%. The average price of natural gas decreased to $3.06 from $4.96 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2002 and 2001, are presented in the following table:

                                                           2002            2001
                                                       -----------     -----------
             OIL
                 Barrels sold ....................           6,757           8,146
                 Average price ...................     $     25.17     $     25.98

             NATURAL GAS
                 Mcf sold ........................         163,811         154,711
                 Average price ...................     $      3.06     $      4.96


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

         Extraordinary weather conditions in the Gulf of Mexico interrupted production and affected all offshore Gulf leases from late September until mid-October, which may decrease the Trust's revenue for the fourth quarter of 2002 and cash flow for the first quarter of 2003. The Trust is unable to predict the effect this extraordinary weather may have on production or on the Trusts' cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 8, 2002, we filed suit against Chevron U.S.A. Inc. in the United States District Court for the Southern District of Texas, Houston Division. In April of 2001, Chevron executed an oil and gas lease in the Gulf of Mexico, off the shore of Louisiana. We had executed a contract with Chevron in 1951 that we believe entitles us to a $1,500,000 production payment from Chevron and a 1/24 overriding royalty interest in the lease. We have requested that Chevron fulfill its obligations under the 1951 contract including paying the $1,500,000 production payment and conveying to us a 1/24 overriding royalty interest in the lease. On November 1, 2002, Tidelands filed a motion for summary judgment, requesting the court to order Chevron to fulfill its obligations under the 1951 contract including paying the $1,500,000 production payment and conveying to us a 1/24 overriding royalty interest in the lease. Tidelands expects a ruling on this motion by the end of 2002.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  99.1     Certification of the Principal Accounting Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

                  99.2     Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

         (b)      Current Reports on Form 8-K:

                  Current report on Form 8-K dated and filed August 14, 2002, pursuant to Item 9. furnishing the certifications of the Trustee and the Principal Accounting Officer.

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


                                                 TIDELANDS ROYALTY TRUST "B"
                                                 Bank of America, N.A., Trustee



November 14, 2002                              By: /s/ RON E. HOOPER
                                                   ----------------------------
                                                          Ron E. Hooper
                                                      Senior Vice President


November 14, 2002                              By: /s/ R. RAY BELL
                                                   ----------------------------
                                                           R. Ray Bell
                                                   Principal Accounting Officer

                                 CERTIFICATIONS

I, R. Ray Bell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tidelands Royalty Trust "B";

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's Trustee and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Trustee and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Trustee and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  November 14, 2002                           /s/ R. Ray Bell
                                                   ----------------------------
                                                   R. Ray Bell
                                                   Principal Accounting Officer

                                 CERTIFICATIONS

I, Ron E. Hooper, certify that

1. I have reviewed this quarterly report on Form 10-Q of Tidelands Royalty Trust "B" for which Bank of America, N.A. acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  November 14, 2002     /s/ RON E. HOOPER
                             ----------------------------------
                             Ron E. Hooper
                             Senior Vice President Royalty Management on
                             behalf of Bank of America Private Bank, not in
                             its individual capacity Tidelands Royalty Trust "B"

TIDELANDS ROYALTY TRUST "B"
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650

                                 EXHIBIT INDEX



EXHIBIT
NO.                                  DESCRIPTION
-------                              -----------

99.1       Certification of the Principal Accounting Officer pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

99.2       Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.