Form 10-K
period 2002-12-31
TIDELANDS ROYALTY TRUST B
filed 2003-03-28
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from          to          .
                                             --------    --------

                          COMMISSION FILE NUMBER 0-8677

                           TIDELANDS ROYALTY TRUST "B"
             (Exact name of registrant as specified in its charter)

              TEXAS                                           75-6007863
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

      C/O THE CORPORATE TRUSTEE
         BANK OF AMERICA, N.A.                                 75283-0650
     P.O. BOX 830650, DALLAS, TEXAS                            (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (800) 985-0794

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Units of
                              Beneficial Interest

                            ------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes      No  X
                                     ---     ---

         Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at June 28, 2002: $4,672,084.

         Number of Units of Beneficial Interest outstanding as of December 31, 2002 - 1,386,375 Units.

         Documents incorporated by reference:  None.

================================================================================

                                TABLE OF CONTENTS


PART I

Item  1.     Business.................................................................... 3

Item  2.     Properties.................................................................. 5

Item  3.     Legal Proceedings........................................................... 7

Item  4.     Submission of Matters to a Vote of Security Holders......................... 7

PART II

Item  5.     Market for Registrant's Common Equity and Related Stockholder
             Matters..................................................................... 8

Item  6.     Selected Financial Data..................................................... 8

Item  7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................... 9

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk..................12

Item  8.     Financial Statements and Supplementary Data.................................12

Item  9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................................12

PART III

Item 10.     Directors and Executive Officers of the Registrant..........................13

Item 11.     Executive Compensation......................................................13

Item 12.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.................................................13

Item 13.     Certain Relationships and Related Transactions..............................13

Item 14.     Controls and Procedures.....................................................14

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............15

PART I

ITEM 1.  BUSINESS

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assignees had acquired a lease or leases on one of the 60 tracts before and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract existed.

         Tidelands has eight assigned leases. At December 31, 2002, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands' royalty interest on five of the six leases is 4.17%. On the sixth lease the overriding royalty is 1.0416%. Two recently acquired and assigned leases do not contain any producing wells. These leases have not yet paid $1,500,000 in production payments.

         Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date.

         In 2002, approximately 22% of Tidelands' royalty revenues were attributable to oil and approximately 78% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2002, Tidelands received royalty payments from eight working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners:

                        COMPANY                                    2002         2001         2000
------------------------------------------------------------     -------      -------      -------
Devon Energy Production Company ............................          49%          68%          68%
Burlington Resources .......................................          20%          12%           7%
Millenium Offshore Group Inc. ..............................           1%          12%          --
Petroquest Energy Inc. .....................................           5%           4%           2%
Dominion Exploration & Production Co. ......................           5%           3%          --
Forest Oil Corp. ...........................................           1%           1%          --
Chevron, USA ...............................................          --           --            1%
Pennzenergy Exploration and Production Company .............          --           --           21%
Dunhill Resources ..........................................          17%          --           --
Linder Oil Company .........................................           2%          --           --
CNG Producing Company ......................................          --           --            1%
                                                                 -------      -------      -------
                                                                     100%         100%         100%
                                                                 =======      =======      =======

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

ITEM 2.  PROPERTIES

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

         No reports on oil and natural gas reserves were filed with any federal authority or agency during 2002 by Tidelands.

         Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands' overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

                                                                           2002             2001               2000
                                                                      -------------     -------------     -------------
Quantity of royalty oil and natural gas sold:
    Oil (in barrels ("bbls")) ...................................            8,614            10,625            12,497
    Natural gas (in thousand cubic feet ("mcf")) ................           229,038           201,284           256,706
Weighted average sales price for royalty oil and natural gas sold:
    Oil (per bbl) (1) ...........................................     $       25.98     $       24.72     $       30.39
    Natural gas (per mcf) (1) ...................................     $        3.44     $        4.49     $        4.67

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

         Interests in Properties. Tidelands' properties consist of production payments and overriding royalty interests in 8 oil and natural gas leases covering 32,312 gross acres in the 1,370,000 acre Royalty Area. These leases are located in the Gulf of Mexico in the Galveston, High Island, Sabine Pass and West Cameron areas.

         Productive Properties. Set forth in the table below is certain information as of December 31, 2002, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns its interests:

GROSS PRODUCTIVE WELLS:
    Oil .................            3
    Natural Gas .........            6
                              --------
GROSS LEASED ACRES: .....            9
                              ========
    Productive ..........       27,312
    Non-Productive ......        5,000
                              --------
                                32,312
                              ========

         Information regarding net wells or acres is not included since Tidelands does not own any working interests.

         The following table contains information about the average daily production attributable to Tidelands' interest, by field, for the six months ended July 31, 2001 and 2000. The information for 2002 is the average daily production for the month June 2002 and is the most recent production information available to Tidelands from the Petroleum Information Corporation for the year 2002.


                                                                   NET Mcf OIL & NATURAL GAS
                                                                     EQUIVALENT PER DAY (1)
                                                         ----------------------------------------------
                                                          ONE MONTH                SIX MONTHS
                                                            ENDED                     ENDED
                                           YEAR            JUNE 30,                  JUNE 30,
                                           FIRST         ------------     -----------------------------
              FIELD                       PRODUCED           2002             2001             2000
-----------------------------------     ------------     ------------     ------------     ------------
OFFSHORE TEXAS
    Galveston Block 303 ...........             1987              190              215               55
    High Island Block 128 .........             1989               --               --              119
OFFSHORE LOUISIANA
    Sabine Pass Block 13 ..........             1981              130              150              198
    West Cameron Block 165 ........             1969              235              149              613
    West Cameron Block 225 ........             1969               60               73               12

----------

(1) Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis (6 to 1).

         Present Activities. Tidelands currently receives royalties from oil and natural gas sold from five leases in the Royalty Area, although delivery quantities are subject to seasonal demand.

         Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Tidelands understands from public records that no activity is being undertaken with respect to drilling or workover operations on the five leases from which it receives royalties.

         Difficulty in Obtaining Certain Data. Tidelands' only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Tidelands' predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Tidelands were originally owned in whole or in part by Chevron, and, except for two non-producing leases, have been assigned to other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Tidelands' interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

ITEM 3.  LEGAL PROCEEDINGS

         On July 8, 2002, Tidelands commenced legal action against Chevron to acquire an assignment of an overriding royalty interest in a lease which we believed we were entitled to. In order to reduce the expense of continuing the lawsuit plus the uncertainty of the outcome in the court, we agreed to accept an assignment of a 1/16th overriding royalty interest until we receive $1,500,000, instead of a 1/8th as provided for in the 1951 Contract, followed by a 1/24th overriding royalty interest. We have received the assignment and are now in the process of filing a motion to dismiss the lawsuit. There is no production on the lease at the present time and no assurance that there ever will be.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2002, no matters were presented to the unitholders for a vote.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Tidelands is authorized to issue 1,386,525 units of beneficial interest; 1,386,375 units were held by 378 unitholders of record as of January 2, 2003. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2002.

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


                                      BID QUOTATION
                             -------------------------------     DISTRIBUTIONS
 YEAR ENDED DECEMBER 31,         HIGH               LOW            (PER UNIT)
------------------------     -------------     -------------     -------------
2002
  First quarter ........     $        4.40     $        4.40     $         .08
  Second quarter .......              4.18              3.05               .10
  Third quarter ........              3.50              3.00               .17
  Fourth quarter .......              4.40              3.25               .13
2001
  First quarter ........     $        5.13     $        3.94     $         .30
  Second quarter .......              6.05              5.00               .35
  Third quarter ........              6.00              4.60               .20
  Fourth quarter .......              6.11              5.10               .11

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

         The Securities and Exchange Commission has neither approved nor disapproved Tidelands' Annual Report for its year ended December 31, 2002, nor has it passed upon its accuracy or adequacy. While Tidelands' complete Form 10-K (excluding exhibits) for the year ended December 31, 2002, is distributed to unitholders, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron
E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

ITEM 6.  SELECTED FINANCIAL DATA

                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                          2002          2001          2000          1999          1998
                                       ----------     ---------     ---------     ---------     ---------

Income - oil and natural gas
     royalties ....................     $   1,011     $   1,166     $   1,580     $   1,108     $   1,228

Net income ........................     $     879     $   1,092     $   1,532     $   1,071     $   1,193

Net income per unit ...............     $     .63     $     .79     $    1.11     $     .77     $     .86

Distributions to unitholders ......     $     668     $   1,332     $   1,213     $   1,028     $   1,104

Distributions per unit ............     $     .48     $     .96     $     .87     $     .74     $     .80

Total assets ......................     $   1,533     $   1,299     $   1,688     $   1,560     $   1,646

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Critical Accounting Policies. As an overriding royalty owner, actual production results are not known to Tidelands until reported by the operator, which could be a period of 60-90 days later. As such, Tidelands must estimate earned but unpaid royalties from this production. To estimate this amount, Tidelands utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

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

         Summary Review. Tidelands' net income in 2002 amounted to $879,197 or $.63 per unit as compared to $1,092,273 or $.79 per unit in 2001 and $1,532,381 or $1.11 per unit in 2000. Distributions per unit were $.48 in 2002, $.96 in 2001 and $.87 in 2000.

         Administrative expenses increased approximately $51,000 (47%) in 2002 due primarily to the cost of litigation in connection with a successful claim for an overriding royalty interest in a lease.

         Production of oil and natural gas and price received has fluctuated over the past three years. The following table presents the results of these factors for the past three years:

                                                                 2002               2001                2000
                                                            --------------     --------------     --------------
QUANTITY OF ROYALTY OIL AND NATURAL GAS SOLD:
    Oil (bbls) ........................................              8,614             10,625             12,498
    Natural gas (mcf) .................................            229,038            201,284            256,706
WEIGHTED AVERAGE SALES PRICE FOR ROYALTY OIL AND
    NATURAL GAS SOLD:
    Oil (per bbl)(1) ..................................     $        25.98     $        24.72     $        30.39
    Natural gas (per mcf)(1) ..........................     $         3.44     $         4.49     $         4.67

----------

(1) The weighted average sale price is based on the market value at the well as determined by the operators.

         Tidelands retains a funded reserve for possible royalty overpayments received in various years from 1988 through 1993. As of December 31, 2002, Tidelands retained a funded reserve of approximately $127,000 for possible royalty overpayments in the future.

         During the year ended December 31, 2000, Tidelands restored to income $251,534 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of natural gas prices for royalty payments in prior periods. Net income per unit was increased $.18 by this decision.

         The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding the $251,534 realized in fiscal 2000 from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required. The following table presents comparative operating data which reflects these underlying circumstances.

                                                 FOR YEARS ENDED DECEMBER 31,
                                            2002             2001             2000
                                        ------------     ------------     ------------
INCOME:
    Oil royalties (1) .............     $    223,812     $    262,623     $    379,828
    Natural gas royalties .........          787,267          903,587        1,200,083
                                        ------------     ------------     ------------
                                        $  1,011,079     $  1,166,210     $  1,579,911
NET PRODUCTION QUANTITIES:
    Oil (bbls) ....................            8,614           10,625           12,498
    Natural gas (mcf) .............          229,038          201,284          256,706

AVERAGE NET PRICES:
    Oil(1) ........................     $      25.98     $      24.72     $      30.39
    Natural gas(2) ................     $       3.44     $       4.49     $       4.67

----------

(1) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2) The average price in 2000 includes $.98 per mcf attributable to the $251,534 reserve reduction for that year.

         Oil and Natural Gas Royalties - 2002 and 2001: During fiscal 2002, Tidelands received approximately 22% of its royalty income from the sale of oil and 78% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2002 decreased approximately 13% from fiscal 2001.

         Oil royalties during fiscal 2002 in the amount of $223,812 were 15% lower than oil royalties received in fiscal 2001 in the amount of $262,623. There was an increase in the average price received that was offset by a decrease in the quantity of oil sold.

       Natural gas royalties during fiscal 2002 in the amount of $787,267 were 13% lower than natural gas royalties received in fiscal 2001 in the amount of $903,587. The decrease was due to a decrease in the price received that was offset by an increase in the quantity of natural gas sold.

       General and administrative expenses for 2002 amounted to $158,656, an increase of 47% over $107,650 in 2001. The primary cause of this increase was the cost of litigation started on July 8, 2002 against Chevron to acquire an interest in a lease which we believed we were entitled to. See "Legal Proceedings" for further explanation.

       Oil and Natural Gas Royalties - 2001 and 2000: During fiscal 2001, Tidelands received approximately 23% of its royalty income from the sale of oil and 77% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2001 decreased approximately 26% from fiscal 2000.

       Revenue from oil royalties amounted to $262,623 in fiscal 2001, a decrease of 31% as compared to the $379,838 realized in fiscal 2000. The decrease was due to decreases in both production and average price realized during 2001.

       Revenue from natural gas royalties amounted to $903,587, a decrease of 25% as compared to the $1,200,083 realized in fiscal 2000. The decrease was due to decreases in both production and average price realized during 2001.

       General and administrative expenses for 2001 amounted to $107,650, an increase of 16% over $93,140 in 2000. The primary cause of this increase was due to the cost of soliciting the unitholders vote to extend the life of the trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At December 31, 2002, Tidelands did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Tidelands' consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 15 through 22 hereof:


                                                                                              PAGE
                                                                                              ----
--Independent Auditors' Report ...........................................................     16
--Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........................     17
--Consolidated Statements of Income and Undistributed Income for the Three Years
     Ended December 31, 2002 .............................................................     18
--Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002 ......     19
--Notes to Consolidated Financial Statements .............................................     20


         See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Tidelands and its subsidiaries.

         All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 2002 and 2001 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Tidelands is a trust created under the laws of the State of Texas. Tidelands' Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as Trustee.

         R. Ray Bell may be considered a significant employee of Tidelands. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 75 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands' filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

         During Tidelands' fiscal year ended December 31, 2002, Tidelands paid or accrued fees of $20,403 to Bank of America, N.A., as corporate trustee. During Tidelands' fiscal year ended December 31, 2002, Tidelands paid $21,659 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands' and Marine's gross receipts to the total gross receipts of both trusts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Accounting Officer and our Trustee have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Principal Accounting Officer and our Trustee, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements -- See "Financial Statements and Supplementary Data" above.

         The consolidated financial statements, together with the related notes and the reports of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Marine Petroleum Trust for its fiscal year ended June 30, 2002 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

(b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2002.

(c)      Exhibits

            21.1  Subsidiaries of Tidelands.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Tidelands Royalty Trust "B":

         We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust "B" ("Tidelands") and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Tidelands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust "B" and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
March 14, 2003                                                    /s/ KPMG LLP

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                                  ASSETS
                                                                                               2002              2001
                                                                                           ------------     ------------
Current assets:
    Cash and cash equivalents ........................................................     $    520,375     $  1,165,980
    Oil and natural gas royalties receivable .........................................          274,264          122,563
    Federal income taxes receivable ..................................................           12,037           10,520
    Interest receivable ..............................................................            4,654               --
                                                                                           ------------     ------------
        Total current assets .........................................................          811,330        1,299,063
Oil, natural gas and other mineral properties ........................................                2                2
Investment in U.S. Treasury and agency bonds .........................................          721,537               --
                                                                                           ------------     ------------
                                                                                           $  1,532,869     $  1,299,065
                                                                                           ============     ============

                                     LIABILITIES AND TRUST EQUITY

Current liabilities:
    Accounts payable (note 3) ........................................................     $    131,033     $    131,584
    Income distributable to unitholders ..............................................          175,655          152,772
                                                                                           ------------     ------------
        Total current liabilities ....................................................          306,688          284,356
                                                                                           ------------     ------------
Trust equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
        issued 1,386,375 units at nominal value ......................................                2                2
    Undistributed income (note 2) ....................................................        1,226,179        1,014,707
                                                                                           ------------     ------------
        Total trust equity ...........................................................        1,226,181        1,014,709
                                                                                           ------------     ------------
                                                                                           $  1,532,869     $  1,299,065
                                                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                       THREE YEARS ENDED DECEMBER 31, 2002


                                                             2002             2001             2000
                                                         ------------     ------------     ------------
Income:
    Oil and natural gas royalties ..................     $  1,011,079     $  1,166,210     $  1,579,911
    Interest and other .............................           26,774           45,742           70,438
                                                         ------------     ------------     ------------
        Total income ...............................        1,037,853        1,211,952        1,650,349
Expenses:
    General and administrative .....................          158,656          107,650           93,140
                                                         ------------     ------------     ------------
        Income before federal income taxes .........          879,197        1,104,302        1,557,209
Federal income taxes of subsidiary (note 1(e)) .....               --           12,029           24,828
                                                         ------------     ------------     ------------
        Net income .................................          879,197        1,092,273        1,532,381
Undistributed income at beginning of year ..........        1,014,707        1,254,888          935,514
                                                         ------------     ------------     ------------
                                                            1,893,904        2,347,161        2,467,895
Distributions to unitholders .......................          667,725        1,332,454        1,213,007
                                                         ------------     ------------     ------------
Undistributed income at end of year ................     $  1,226,179     $  1,014,707     $  1,254,888
                                                         ============     ============     ============
Net income per unit ................................     $        .63     $        .79     $       1.11
                                                         ============     ============     ============
Distributions per unit .............................     $        .48     $        .96     $        .87
                                                         ============     ============     ============
Weighted average units outstanding .................        1,386,375        1,386,375        1,386,375
                                                         ============     ============     ============


          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2002

                                                                           2002              2001              2000
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net income ...................................................     $    879,197      $  1,092,273      $  1,532,381
    Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of premium ..................................            4,272                --                --
        Change in assets and liabilities:
            Oil and natural gas royalties receivable .............         (151,701)          224,142          (250,615)
            Federal income taxes receivable ......................           (1,517)           (8,070)           (2,450)
            Interest receivable ..................................           (4,654)               --                --
            Accounts payable .....................................             (551)             (301)         (253,130)
            Federal income tax payable ...........................               --                --              (211)
                                                                       ------------      ------------      ------------
                Net cash provided by operating activities ........          725,046         1,308,044         1,025,975
                                                                       ------------      ------------      ------------
Cash flows used in investing activities - investment in U.S. .....
    Treasury and agency bonds ....................................         (725,809)               --                --
                                                                       ------------      ------------      ------------
Cash flows from financing activities - cash distributions
    to unitholders ...............................................         (644,842)       (1,481,297)       (1,150,869)
                                                                       ------------      ------------      ------------
                Net decrease in cash and cash equivalents ........         (645,605)         (173,253)         (124,894)
Cash and cash equivalents at beginning of year ...................        1,165,980         1,339,233         1,464,127
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of year .........................     $    520,375      $  1,165,980      $  1,339,233
                                                                       ============      ============      ============


          See accompanying notes to consolidated financial statements.

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

         Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses. For the years ended 2002, 2001 and 2000 Tidelands paid $22,000, $17,000 and $20,000 to Marine Petroleum Corporation, respectively. The sole purpose of this arrangement is to assist the trustees in the administration of the trusts. At December 31, 2002 and 2001, Marine Petroleum Trust owned 32.6% of Tidelands' outstanding units of beneficial interest.

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

         Net revenues from oil and natural gas royalties related to proved developed oil and natural gas reserves were $1,011,079, $1,166,210 and $1,579,911 in 2002, 2001, and 2000, respectively.

         (e)      Federal Income Taxes

         No provision has been made for Federal income taxes on Tidelands' income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income (if any) of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion. Tidelands had a receivable from overpayment of Tidelands Corporation federal taxes of $12,037 and $10,520 as of December 31, 2002 and 2001, respectively. There were no significant deferred tax assets or liabilities as of December 31, 2002 and 2001. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.

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

         Cash equivalents of $327,719 and $998,213 at December 31, 2002 and 2001, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.

         (g)      Statements of Cash Flows

         Tidelands Corporation paid $1,562, $20,100 and $27,488 in federal income taxes in 2002, 2001, and 2000, respectively. No payments of interest were made in 2002, 2001 and 2000.

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

                   TIDELANDS ROYALTY TRUST "B" AND SUBSIDIARY

         (j)      Significant Royalty Sources

         Royalty revenue received by Tidelands from producers is summarized as follows:

                                                    2002        2001        2000
                                                   ------      ------      ------
Devon Energy Production Company ..............         49%         68%         68%
Pennzenergy ..................................         --          --          21%
Burlington Resources Oil and Natural Gas
Company ......................................         20%         12%          7%
Dunhill Resources, Inc. ......................         17%         --          --
Millenium Offshore Group .....................          1%         12%         --
Others .......................................         13%          8%          4%
                                                   ------      ------      ------
                                                      100%        100%        100%
                                                   ======      ======      ======


(2)      UNDISTRIBUTED INCOME

         Undistributed income includes $834,167 and $828,185 applicable to the subsidiary corporation at December 31, 2002 and 2001, respectively.

(3)      OVERPAID ROYALTIES

         Tidelands recorded a liability for possible royalty overpayments received in various years from 1988 through 1993, which is reflected in accounts payable in the accompanying consolidated balance sheets. During 2000, Tidelands determined that $251,534 was no longer required to be reserved, because it was no longer probable that repayment of such amounts actually would be required. Accordingly, accounts payable was reduced and oil and natural gas royalty income was increased by such amount.

(4)      LEGAL PROCEEDINGS

         On July 8, 2002, Tidelands commenced legal action against Chevron to acquire an assignment of an overriding Royalty interest in a lease which Tidelands believed it was entitled to. In order to reduce the expense of continuing the lawsuit plus the uncertainty of the outcome in court, Tidelands agreed to accept an assignment of a 1/16th overriding royalty interest until it receives $1,500,000, instead of a 1/8th overriding royalty interest as provided for in the 1951 Contract followed by a 1/24th overriding Royalty interest. Tidelands has received the assignment and is now in the process of filing a motion to dismiss the lawsuit.


(5)      SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES
         (UNAUDITED)

         Oil and natural gas reserve information relating to Tidelands' royalty interests is not presented because such information is not available to Tidelands. Tidelands' share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) - 8,614 in 2002, 10,625 in 2001 and 12,498 in 2000; and natural gas (mcf) - 229,038 in 2002, 201,284 in 2001 and
256,706 in 2000.

(6)      SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for the years ended December 31, 2002 and 2001 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

                                       OIL AND
                                     NATURAL GAS            NET            NET INCOME
                                      ROYALTIES           INCOME            PER UNIT
                                   --------------     --------------     --------------

Quarter ended:
    March 31, 2002 ...........     $      194,571     $      169,353     $          .12
    June 30, 2002 ............            172,655            137,504                .10
    September 30, 2002 .......            303,784            269,081                .19
    December 31, 2002 ........            340,069            303,259                .22
                                   --------------     --------------     --------------
                                   $    1,011,079     $      879,197     $          .63
                                   ==============     ==============     ==============
Quarter ended:
    March 31, 2001 ...........     $      414,238     $      382,398     $          .28
    June 30, 2001 ............            320,182            296,692                .21
    September 30, 2001 .......            244,820            237,452                .17
    December 31, 2001 ........            186,970            175,731                .13
                                   --------------     --------------     --------------
                                   $    1,166,210     $    1,092,273     $          .79
                                   ==============     ==============     ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

                                TIDELANDS ROYALTY TRUST "B"
                                (Registrant)

                                By:  Bank of America, N.A.
                                     --------------------------------------
                                     (in its capacity as Corporate Trustee
                                     of Tidelands Royalty Trust "B" and not in
                                     its individual capacity or otherwise)

     Date: March 27, 2003       By:  /s/ RON E. HOOPER
                                     --------------------------------------
                                     Ron E. Hooper
                                     Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       CAPACITIES                        DATE
----------------------     -----------------------           ---------------

Bank of America, N.A.      Corporate Trustee                 March 27, 2003
By: /s/ RON E. HOOPER
    ------------------
        Ron E. Hooper
        Vice President


/s/ R. RAY BELL            Principal Accounting Officer      March 27, 2003
---------------------
R. Ray Bell

                                 CERTIFICATIONS

I, R. Ray Bell, certify that:

1.       I have reviewed this annual report on Form 10-K of Tidelands Royalty
         Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's Trustee and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Trustee and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Trustee and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  March 27, 2003                          /s/ R. Ray Bell
                                               ----------------------------
                                               R. Ray Bell
                                               Principal Accounting Officer

                                 CERTIFICATIONS

I, Ron E. Hooper, certify that

1. I have reviewed this annual report on Form 10-K of Tidelands Royalty Trust "B" for which Bank of America, N.A. acts as Trustee;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  March 27, 2003        /s/ RON E. HOOPER
                             -------------------------------------------------
                             Ron E. Hooper
                             Senior Vice President Royalty Management on
                             behalf of Bank of America Private Bank, not in
                             its individual capacity but solely as the trustee
                             of Tidelands Royalty Trust "B"

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------------------------------------------------------------------------------------------

21.1              Subsidiaries of Tideland Royalty Trust "B"

99.1              Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.2              Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of
                  2002.