Form 10-Q
period 2003-03-31
TIDELANDS ROYALTY TRUST B
filed 2003-05-15
CIK 276077

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

                  For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes      No X.
                                    ---     ---


  Indicate number of units of beneficial interest outstanding as of the latest practicable date. As of March 31, 2003, we had 1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX


                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
                                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ....................................................................  2

Consolidated Balance Sheets March 31, 2003 and December 31, 2002 ............................................  2

Condensed Consolidated  Statements of Income and Undistributed Income for the Three Months
Ended March 31, 2003 and 2002 ...............................................................................  3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 ..........  4

Notes to Condensed Consolidated Financial Statements ........................................................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............  6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................................  9

ITEM 4. CONTROLS AND PROCEDURES .............................................................................  9

                                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ................................................................................... 10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................................................... 10

Signatures .................................................................................................. 11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)



                                               ASSETS

                                                                      MARCH 31,        DECEMBER 31,
                                                                        2003              2002
                                                                      ----------       ------------
Current Assets:
    Cash and cash equivalents .................................       $  696,015       $  520,375
    Oil and gas royalties receivable ..........................          363,756          274,264
    Federal income taxes receivable ...........................            9,037           12,037
    Interest receivable .......................................           13,253            4,654
                                                                      ----------       ----------
       Total current assets ...................................       $1,082,061       $  811,330

Investment in U.S. Treasury and agency bonds ..................          718,869          721,537
Oil, gas and other mineral properties .........................                2                2
                                                                      ----------       ----------
                                                                      $1,800,932       $1,532,869
                                                                      ==========       ==========

                                    LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ..........................................       $  132,578       $  131,033
    Income distributable to unitholders .......................          313,258          175,655
                                                                      ----------       ----------
       Total current liabilities ..............................       $  445,836       $  306,688
                                                                      ----------       ----------

Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ........................                2                2
    Undistributed income ......................................        1,355,094        1,226,179
                                                                      ----------       ----------
       Total trust equity .....................................        1,355,096        1,226,181
                                                                      ----------       ----------
                                                                      $1,800,932       $1,532,869
                                                                      ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
Income:                                                 2003            2002
                                                     ----------       ----------
    Oil and gas royalties ....................       $  470,936       $  194,571
    Interest and other .......................            6,964            5,067
                                                     ----------       ----------
                                                        477,900          199,638

General and administrative expenses ..........           32,684           29,605
                                                     ----------       ----------
    Income before Federal income taxes .......          445,216          170,033
Federal income taxes of subsidiary ...........            3,042              680
                                                     ----------       ----------
    Net income ...............................          442,174          169,353
Undistributed income at beginning of period ..        1,226,179        1,014,707
                                                     ----------       ----------
                                                      1,668,353        1,184,060
Distributions to unitholders .................          313,259          115,698
                                                     ----------       ----------
Undistributed income at end of period ........       $1,355,094       $1,068,362
                                                     ==========       ==========

Net income per unit ..........................       $     0.32       $     0.12
                                                     ==========       ==========

Distributions per unit .......................       $     0.23       $     0.08
                                                     ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                           --------------------------------
                                                                               2003               2002
                                                                            -----------        -----------
Cash flows from operating activities:
    Net income ......................................................       $   442,174        $   169,353

Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium ......................................             2,668                 --
       Change in assets and liabilities:
       Oil and gas royalties receivable .............................           (89,492)           (28,340)
       Federal income taxes receivable ..............................             3,000                680
       Interest receivable ..........................................            (8,599)                --
       Accounts payable .............................................             1,545              2,821
                                                                            -----------        -----------
            Net cash provided by operating activities ...............           348,628            144,514

Cash flows from financing activities -
       Distributions to unitholders .................................          (175,656)          (152,772)
                                                                            -----------        -----------

       Net increase in cash and cash equivalents ....................           175,640             (8,258)

Cash and cash equivalents at beginning of period ....................           520,375          1,165,980
                                                                            -----------        -----------

Cash and cash equivalents at end of period ..........................       $   696,015        $ 1,157,722
                                                                            ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust "B" ("Tidelands") and Tidelands Royalty "B" Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands.

UNDISTRIBUTED INCOME

         A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On March 31, 2003, the undistributed income of Tidelands was $504,044 and the undistributed income of its subsidiary was $851,050.

ACCOUNTS PAYABLE

         Tidelands Royalty "B" Corporation has remaining accounts payable of $127,234 at March 31, 2003, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

         The Tidelands Royalty Trust "B" Indenture, effective June 1, 1954, as amended (the "Indenture"), provides that the corporate trustee is to distribute all cash in Tidelands, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture, and the charter and by-laws of Tidelands' wholly-owned subsidiary, prohibit the operation of any kind of trade or business. Since Tidelands' sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

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

         The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the "Royalty Area"). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After $1,500,000 has been paid under a particular lease, Tidelands' interest in such lease will convert to an overriding royalty, and Tidelands will receive payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.

         Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the table below. The High Island Block 128 lease was terminated in January 2003.


                                         LEASE
      AREA                BLOCK          NUMBER           ACRES       DECIMAL                OPERATOR
      ----                -----         --------          -----       -------                --------
Galveston ...........      303           4565(1)          5,760       0.041662       Offshore Energy I, LLC
Sabine Pass .........       13           3959(1)          3,438       0.041662       Devon Energy Production Company LP
West Cameron ........      165            758(1)          5,000       0.041662       Devon Energy Production Company LP
West Cameron ........      225            900(1)          3,750       0.010416       Dominion Exploration and Production Inc.
West Cameron ........      251          21544(2)          2,500       0.125000       Chevron U.S.A., Inc.
West Cameron ........      261          22537(2)          2,500       0.062500       Chevron USA, Inc.
West Cameron ........      291           4397(1)          5,000       0.041662       Devon Energy Production Company LP
                                                         ------
    Total acres                                          27,948
                                                         ------

  (1)  The $1,500,000 production payment has been paid.

  (2)  There are no wells on these recently acquired leases.

         The 1951 Contract provides that any assignment by Gulf of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

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

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2003. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

         Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 84% of revenue for the three month period ended March 31, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

                                                   PRODUCTION
                                         ------------------------------
                                                                                 NET          CASH
   QUARTER                               OIL (bbls)    NATURAL GAS (mcf)       INCOME     DISTRIBUTION
   -------                               ----------    -----------------       ------     ------------
March 31, 2002 ....................        2,635            52,907               .12          .08
June 30, 2002 .....................        1,452            36,539               .10          .10
September 30, 2002 ................        2,670            74,365               .19          .17
December 31, 2002 .................        1,857            65,227               .22          .13
March 31, 2003 ....................        2,270            75,900               .32          .23

         Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands' interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see "Forward Looking Statements" on page 9. Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands' interests.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         Net income increased 161% to $442,174 for the three month period ended March 31, 2003, from the $169,353 of net income realized in the comparable period a year ago. The average price realized for oil increased 45% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas increased 105% in the current period from the average price realized during the same period a year ago. Natural gas production was up 43% while oil production decreased 14% from the results of the comparable period a year ago.

         Revenues from oil royalties increased 25% during the current three month period from the comparable period a year ago. The volume of oil sold decreased 14%. The average price received for oil in the current period amounted to $33.57 as compared to $23.08 for the comparable period a year ago.

         Revenues from natural gas royalties were up 195% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold increased 43%. The average price of natural gas increased to $5.20 from $2.53 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2003 and 2002 are presented in the following table.


                                                        2003             2002
                                                     ----------       ----------
OIL
    Barrels sold .............................            2,270            2,635
    Average price ............................       $    33.57       $    23.08

NATURAL GAS
    Mcf sold .................................           75,900           52,907
    Average price ............................       $     5.20       $     2.53

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Accounting Officer and our Trustee have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             99.1 Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

         (b) Current Reports on Form 8-K:

             Current report on Form 8-K dated and filed March 28, 2003, pursuant to Item 9. furnishing the certifications of the Trustee and the Principal Accounting Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TIDELANDS ROYALTY TRUST "B"

                                             Bank of America, N.A., Trustee



May 14, 2003                                 By: /s/ RON E. HOOPER
                                                ------------------------------
                                                        Ron E. Hooper
                                                    Senior Vice President



May 14, 2003                                 By: /s/ R. RAY BELL
                                                -------------------------------
                                                           R. Ray Bell
                                                 Principal Accounting Officer

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

Date:  May 14, 2003                    /s/ R. Ray Bell
                                       ----------------------------
                                       R. Ray Bell
                                       Principal Accounting Officer

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


Date:  May 14, 2003         /s/ RON E. HOOPER
                            ---------------------------------------------------
                            Ron E. Hooper
                            Senior Vice President Royalty Management on
                            behalf of Bank of America Private Bank, not in
                            its individual capacity Tidelands Royalty Trust "B"

TIDELANDS ROYALTY TRUST "B"
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  99.1            Certification of the Principal Accounting Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.