Form 10-Q
period 2003-06-30
TIDELANDS ROYALTY TRUST B
filed 2003-08-14
CIK 276077

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

                  For the quarterly period ended June 30, 2003

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

                                 Yes          No   X
                                     -----       -----

Indicate number of units of beneficial interest outstanding as of the latest practicable date.
 As of June 30, 2003, we had 1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ...........................................................      2

        Consolidated Balance Sheets June 30, 2003 and December 31, 2002 ............................      2

        Condensed Consolidated Statements of Income and Undistributed Income for the Three Months
        and Six Months Ended June 30, 2003 and 2002 ................................................      3

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2003 and 2002 .....................................................................      4

        Notes to Condensed Consolidated Financial Statements .......................................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......      6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................     10

ITEM 4. CONTROLS AND PROCEDURES ....................................................................     10

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..........................................................................     11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................................     11

        Signatures .................................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                     ASSETS

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                        ----------     ------------
Current Assets:
    Cash and cash equivalents .....................................     $  819,015     $  520,375
    Oil and gas royalties receivable ..............................        263,117        274,264
    Federal income taxes receivable ...............................         15,325         12,037
    Interest receivable ...........................................          5,533          4,654
                                                                        ----------     ----------
       Total current assets .......................................     $1,102,990     $  811,330

Investment in U.S. Treasury and agency bonds ......................        716,692        721,537
Oil, gas and other mineral properties .............................              2              2
                                                                        ----------     ----------
                                                                        $1,819,684     $1,532,869
                                                                        ==========     ==========


                          LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ..............................................     $  131,550     $  131,033
    Income distributable to unitholders ...........................        404,425        175,655
                                                                        ----------     ----------
       Total current liabilities ..................................     $  535,975     $  306,688
                                                                        ----------     ----------

Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ............................              2              2
    Undistributed income ..........................................      1,283,707      1,226,179
                                                                        ----------     ----------
       Total trust equity .........................................      1,283,709      1,226,181
                                                                        ----------     ----------
                                                                        $1,819,684     $1,532,869
                                                                        ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



                                                            THREE MONTHS                     SIX MONTHS
                                                    ----------------------------     ---------------------------
Income:                                                 2003             2002            2003            2002
                                                    -----------      -----------     -----------     -----------

   Oil and gas royalties ......................     $   365,866      $   172,655     $   836,802     $   367,226
   Interest and other .........................           2,408            4,691           9,372           9,758
                                                    -----------      -----------     -----------     -----------
                                                        368,274          177,346         846,174         376,984

Expenses:
   General and administrative .................          36,278           38,622          68,962          68,227
                                                    -----------      -----------     -----------     -----------
   Income before Federal income taxes .........         331,996          138,724         777,212         308,757
Federal income taxes of subsidiary ............          (1,042)           1,220           2,000           1,900
                                                    -----------      -----------     -----------     -----------
   Net income .................................         333,038          137,504         775,212         306,857
Undistributed income at beginning of period ...       1,355,094        1,068,362       1,226,179       1,014,707
                                                    -----------      -----------     -----------     -----------
                                                      1,688,132        1,205,866       2,001,391       1,321,564
Distributions to unitholders ..................         404,425          139,257         717,684         254,955
                                                    -----------      -----------     -----------     -----------
Undistributed income at end of period .........     $ 1,283,707      $ 1,066,609     $ 1,283,707     $ 1,066,609
                                                    ===========      ===========     ===========     ===========

Net income per unit ...........................     $      0.24      $      0.10     $      0.56     $      0.22
                                                    ===========      ===========     ===========     ===========

Distributions per unit ........................     $      0.29      $      0.10     $      0.52     $      0.18
                                                    ===========      ===========     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                 2003             2002
                                                                              -----------      -----------
Cash flows from operating activities:
    Net income ..........................................................     $   775,212      $   306,857

Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium ..........................................          11,146               --
       Change in assets and liabilities:
       Oil and gas royalties receivable .................................          11,147            8,198
       Federal income taxes receivable ..................................          (3,288)           1,900
       Interest receivable ..............................................            (879)          (4,240)
       Accounts payable .................................................             517            1,000
                                                                              -----------      -----------
            Net cash provided by operating activities ...................         793,855          313,715
Cash flows from investing activities:
     Investment in U.S. Treasury and agency bonds .......................        (206,301)        (725,809)
     Proceeds from sale of U.S. agency bonds ............................         200,000               --
                                                                              -----------      -----------
            Net cash used in investing activities .......................          (6,301)        (725,809)

Cash flows from financing activities-
       Distributions to unitholders .....................................        (488,914)        (268,471)
                                                                              -----------      -----------
       Net cash used in investing activities ............................        (488,914)        (994,280)
                                                                              -----------      -----------

       Net increase in cash and cash equivalents ........................         298,640         (680,565)

Cash and cash equivalents at beginning of period ........................         520,375        1,165,980
                                                                              -----------      -----------

Cash and cash equivalents at end of period ..............................     $   819,015      $   485,415
                                                                              ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Tidelands Royalty Trust "B" ("Tidelands") and Tidelands Royalty "B" Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the stop market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.

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

UNDISTRIBUTED INCOME

         A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On June 30, 2003, the undistributed income of Tidelands was $433,918 and the undistributed income of its subsidiary was $849,789.

ACCOUNTS PAYABLE

         Tidelands Royalty "B" Corporation has remaining accounts payable of $127,234 at June 30, 2003, to cover refunds that may be required for possible overpayments received on prior years' royalty payments.

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

                                LEASE
      AREA            BLOCK     NUMBER      ACRES      DECIMAL                      OPERATOR
----------------      -----    --------     ------     --------     ----------------------------------------
Galveston ......       303      4565(1)      5,760     0.041662     Offshore Energy I, LLC
Sabine Pass ....        13      3959(1)      3,438     0.041662     Devon Energy Production Company LP
West Cameron ...       165       758(1)      5,000     0.041662     Devon Energy Production Company LP
West Cameron ...       225       900(1)      3,750     0.010416     Dominion Exploration and Production Inc.
West Cameron ...       251     21544(2)      2,500     0.125000     Chevron U.S.A., Inc.
West Cameron ...       261     22537(2)      2,500     0.062500     Chevron USA, Inc.
West Cameron ...       291      4397(1)      5,000     0.041662     Devon Energy Production Company LP
                                            ------
    Total acres                             27,948
                                            ------

----------

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

CRITICAL ACCOUNTING POLICIES

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the stop market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended June 30, 2003. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

         Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 82% of revenue for the three month period ended June 30, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

                                                 PRODUCTION
                                     -----------------------------------           NET                CASH
QUARTER                              OIL (BBLS)        NATURAL GAS (MCF)         INCOME          DISTRIBUTION
----------------------               ----------        -----------------         ------          ------------
June 30, 2002 ........                 1,452                36,539                .10                .10
September 30, 2002 ...                 2,670                74,365                .19                .17
December 31, 2002 ....                 1,857                65,227                .22                .13
March 31, 2003 .......                 2,270                75,900                .32                .23
June 30, 2003 ........                 2,066                44,170                .24                .29

         Tidelands' revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands' revenues and distributions fluctuate from period to period based upon factors beyond Tidelands' control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands' interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see "Forward-Looking Statements" on page 9. Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands' interests.

         All aspects of Tidelands' operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands' interests. Similarly, Tidelands' distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         Net income increased 142% to $333,038 for the three month period ended June 30, 2003, from the $137,504 of net income realized in the comparable period a year ago. The average price realized for oil increased 20% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas increased 85% in the current period from the average price realized during the same period a year ago. Natural gas production was up 21% while oil production increased 42% from the results of the comparable period a year ago. These increases are principally the result of a reworked well commencing commercial production in September 2002.

         As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties increased 71% during the current three month period from the comparable period a year ago. The volume of oil sold increased 614 barrels and the average price received for oil increased $5.17 per barrel to $31.14 in the current period from the $25.97 realized a year ago.

         Revenues from natural gas royalties were up 123% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold increased 7,631 mcf and the average price of natural gas increased to $6.83 from $3.69 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2003 and 2002 are presented in the following table.

                                 2003               2002
                               ----------         ----------
OIL
    Barrels sold .....              2,066              1,452
    Average price ....         $    31.14         $    25.97

NATURAL GAS
    Mcf sold .........             44,170             36,539
    Average price ....         $     6.83         $     3.69

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Net income increased 153% to $775,212 for the six month period ended June 30, 2003, from the $306,857 of net income realized in the comparable period a year ago. The average price realized for oil increased 37% in the current period from the average price realized during the same period a year ago. The average price realized for natural gas increased 93% in the current period from the average price realized during the same period a year ago. Natural gas production was up 34% while oil production increased 6% from the results of the comparable period a year ago. These increases are principally the result of a reworked well commencing commercial production in September 2002.

         As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties increased 45% during the current six month period from the comparable period a year ago. The volume of oil sold increased 6%. The average price received for oil in the current period amounted to $32.42 as compared to $23.69 for the comparable period a year ago.

         Revenues from natural gas royalties were up 159% in the current period from the results of the corresponding period a year ago. The volume of natural gas sold increased 34%. The average price of natural gas increased to $5.80 from $3.00 for the same period a year ago.

         The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2003 and 2002 are presented in the following table.

                                  2003                2002
                               -----------         -----------
OIL
    Barrels sold .....               4,336               4,087
    Average price ....         $     32.42         $     23.69

NATURAL GAS
    Mcf sold .........             120,070              89,446
    Average price ....         $      5.80         $      3.00

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

         The term "disclosure controls and procedures" is defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our Principal Accounting Officer and our Trustee have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Principal Accounting Officer and our Trustee have concluded that disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof. Tidelands had commenced legal action against Chevron to acquire an assignment of an overriding royalty interest in a lease, and such action has been dismissed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  31.1 Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of the Corporate Trustee pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of the Corporate Trustee pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Current Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TIDELANDS ROYALTY TRUST "B"

                                       Bank of America, N.A., Trustee



August 14, 2003                        By: /s/ RON E. HOOPER
                                           -------------------------------------
                                                        Ron E. Hooper
                                                    Senior Vice President



August 14, 2003                        By: /s/ R. RAY BELL
                                           -------------------------------------
                                                          R. Ray Bell
                                                 Principal Accounting Officer

TIDELANDS ROYALTY TRUST "B"
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650