Form 10-Q
period 2003-09-30
TIDELANDS ROYALTY TRUST B
filed 2003-11-14
CIK 276077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                   Yes No X .

      Indicate number of units of beneficial interest outstanding as of the latest practicable date. As of September 30, 2003, we had 1,386,375 units of beneficial interest outstanding.

================================================================================

                           TIDELANDS ROYALTY TRUST "B"

                                      INDEX


                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).................................................................      2

        Consolidated Balance Sheets September 30, 2003 and December 31, 2002.............................      2

        Condensed Consolidated Statements of Income and Undistributed Income for the Three Months
        and Nine Months Ended September 30, 2003 and 2002................................................      3

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2003 and 2002......................................................................      4

        Notes to Condensed Consolidated Financial Statements.............................................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............      6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................     10

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................     11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                     ASSETS



                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2003            2002
                                                                     ----------      ----------
Current Assets:
    Cash and cash equivalents .................................      $  689,985      $  520,375
    Oil and gas royalties receivable ..........................         168,849         274,264
    Federal income taxes receivable ...........................           1,716          12,037
    Interest receivable .......................................           9,817           4,654
                                                                     ----------      ----------
       Total current assets ...................................      $  870,367      $  811,330
Investment in U.S. Treasury and agency bonds ..................         714,364         721,537
Oil, gas and other mineral properties .........................               2               2
                                                                     ----------      ----------
                                                                     $1,584,733      $1,532,869
                                                                     ==========      ==========

                          LIABILITIES AND TRUST EQUITY

Current Liabilities:
    Accounts payable ..........................................      $  130,421      $  131,033
    Income distributable to unitholders .......................         295,790         175,655
                                                                     ----------      ----------
       Total current liabilities ..............................      $  426,211      $  306,688
                                                                     ----------      ----------
Trust Equity:
    Corpus - authorized 1,386,525 units of beneficial interest,
     issued 1,386,375 at nominal value ........................               2               2
    Undistributed income ......................................       1,158,520       1,226,179
                                                                     ----------      ----------
       Total trust equity .....................................       1,158,522       1,226,181
                                                                     ----------      ----------
                                                                     $1,584,733      $1,532,869
                                                                     ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
            UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ----------------------------       ----------------------------
                                                    2003             2002              2003             2002
                                                 -----------      -----------       -----------      -----------
Income:
   Oil and gas royalties ..................      $   179,234      $   303,784       $ 1,016,036      $   671,010
   Interest and other .....................            6,648            8,444            16,020           18,202
                                                 -----------      -----------       -----------      -----------
                                                     185,882          312,228         1,032,056          689,212
Expenses:
   General and administrative .............           13,918           44,397            82,880          112,624
                                                 -----------      -----------       -----------      -----------
   Income before Federal income taxes .....          171,964          267,831           949,176          576,588
Federal income taxes of subsidiary ........            1,360           (1,250)            3,360              650
                                                 -----------      -----------       -----------      -----------
   Net income .............................          170,604          269,081           945,816          575,938
Undistributed income at beginning of period        1,283,707        1,066,609         1,226,179        1,014,707
                                                 -----------      -----------       -----------      -----------
                                                   1,454,311        1,335,690         2,171,995        1,590,645
Distributions to unitholders ..............          295,791          237,115         1,013,475          492,070
                                                 -----------      -----------       -----------      -----------
Undistributed income at end of period .....      $ 1,158,520      $ 1,098,575       $ 1,158,520      $ 1,098,575
                                                 ===========      ===========       ===========      ===========
Net income per unit .......................      $      0.12      $      0.19       $      0.68      $      0.42
                                                 ===========      ===========       ===========      ===========
Distributions per unit ....................      $      0.21      $      0.17       $      0.73      $      0.35
                                                 ===========      ===========       ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                              2003              2002
                                                                           -----------       -----------
Cash flows from operating activities:
    Net income ......................................................      $   945,816       $   575,938
Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium ......................................           13,474                --
       Change in assets and liabilities:
       Oil and gas royalties receivable .............................          105,415           (19,724)
       Federal income taxes receivable ..............................           10,321              (912)
       Interest receivable ..........................................           (5,163)          (13,335)
       Accounts payable .............................................             (612)            3,085
                                                                           -----------       -----------
            Net cash provided by operating activities ...............        1,069,251           545,052
Cash flows from investing activities:
     Investment in U.S. Treasury and agency bonds ...................         (206,301)         (722,962)
     Proceeds from sale of U.S. agency bonds ........................          200,000                --
                                                                           -----------       -----------
            Net cash used in investing activities ...................           (6,301)         (722,962)
Cash flows from financing activities -
       Distributions to unitholders .................................         (893,340)         (407,727)
                                                                           -----------       -----------
       Net cash used in investing activities ........................         (893,340)         (407,727)
                                                                           -----------       -----------
       Net increase (decrease) in cash and cash equivalents .........          169,610          (585,637)
Cash and cash equivalents at beginning of period ....................          520,375         1,165,980
                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................      $   689,985       $   580,343
                                                                           ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


ACCOUNTING POLICIES

      The financial statements include the financial statements of Tidelands Royalty Trust "B" ("Tidelands") and Tidelands Royalty "B" Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the spot market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.

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

UNDISTRIBUTED INCOME

      A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend has been paid since 1993. On September 30, 2003, the undistributed income of Tidelands was $299,498 and the undistributed income of its subsidiary was $859,022.

ACCOUNTS PAYABLE

      Tidelands Royalty "B" Corporation has remaining accounts payable of $127,234 at September 30, 2003, to cover refunds that may be required for possible overpayments received on prior years' royalty payments. Management has determined that this reserve is no longer required and it will be included in income for the fourth quarter of 2003. This will add approximately $0.087 per unit to the cash distribution for the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION C LIQUIDITY AND CAPITAL RESOURCES

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

                                             LEASE
         AREA                   BLOCK        NUMBER        ACRES         DECIMAL                      OPERATOR
         ----                   -----        ------        -----         -------                      --------
Galveston...........             303         4565(1)       5,760        0.041662       Offshore Energy I, LLC
Sabine Pass.........              13         3959(1)       3,438        0.041662       Devon Energy Production Company LP
West Cameron........             165          758(1)       5,000        0.041662       Devon Energy Production Company LP
West Cameron........             225          900(1)       3,750        0.010416       Dominion Exploration and Production Inc.
West Cameron........             251        21544(2)       2,500        0.125000       Chevron U.S.A., Inc.
West Cameron........             261        22537(2)       2,500        0.062500       Chevron USA, Inc.
West Cameron........             291         4397(1)       5,000        0.041662       Devon Energy Production Company LP
                                                          ------
    Total acres.....                                      27,948
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

CRITICAL ACCOUNTING POLICIES

      As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the spot market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.

      We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2003. Please see our annual report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

      Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 69% of revenue for the three month period ended September 30, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

                                   PRODUCTION
                      --------------------------------
                                                                         CASH
     QUARTER          OIL (BBLS)     NATURAL GAS (MCF)   NET INCOME  DISTRIBUTION
September 30, 2002       2,670             74,365           .19           .17
December 31, 2002        1,857             65,227           .22           .13
March 31, 2003 ...       2,270             75,900           .32           .23
June 30, 2003 ....       2,066             44,170           .24           .29
September 30, 2003       1,752             26,999           .12           .21

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

RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      Revenue from oil and natural gas royalties decreased 41% in the quarter ended September 30, 2003 from the levels realized in the comparable quarter of 2002. Lower demand for natural gas, normal field declines and a reduction in the number of wells producing contributed to this decline.

      Net income decreased 37% to $170,604 for the three month period ended September 30, 2003, from the $269,081 of net income realized in the comparable period in 2002. The average price realized for oil increased 17% in the current period from the average price realized during the same period in 2002. The average price realized for natural gas increased 47% in the current period from the average price realized during the same period in 2002. Natural gas production was down 64%, and oil production decreased 34% from the results of the comparable period in 2002.

      As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties decreased 23% during the current three month period from the comparable period in 2002. The volume of oil sold decreased 918 barrels and the average price received for oil increased $4.62 per barrel to $31.43 in the current period from the $26.81 realized in 2002.

      Revenues from natural gas royalties were down 46% in the current period from the results of the corresponding period in 2002. The volume of natural gas sold decreased 47,366 mcf and the average price of natural gas increased to $4.60 from $3.12 for the same period in 2002.

      The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2003 and 2002 are presented in the following table.

                             SEPTEMBER 30,
                       --------------------------
                          2003            2002
                       ----------      ----------
OIL
    Barrels sold            1,752           2,670
    Average price      $    31.43      $    26.81

NATURAL GAS
    Mcf sold ....          26,999          74,365
    Average price      $     4.60      $     3.12

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      Review from oil and natural gas royalties increased 51% in the nine month period ended September 31, 2003 from the levels realized in the comparable period in 2002. Lower demand, normal field declines and a reduction in the number of producing wells contributed to the 10% decline in oil and natural gas production. A significant increase in the price of oil (28%) and a significant increase in the price of natural gas (82%) was more than enough to offset the decrease in oil and natural gas production. Net income increased 64% to $945,816 for the nine month period ended September 30, 2003, from $575,938 of net income realized in the comparable period in 2002. The average price realized for oil increased 28% in the current period from the average price realized during the same period in 2002. The average price realized for natural gas increased 82% in the current period from the average price realized during the same period in 2002. Natural gas production was down 10% and oil production decreased 10% from the results of the comparable period in 2002.

      As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties increased 15% during the current nine month period from the comparable period in 2002. The volume of oil sold decreased 10%. The average price received for oil during the nine months ended September 30, 2003 amounted to $32.13 as compared to $25.17 for the comparable period in 2002.

      Revenues from natural gas royalties were up 64% during the nine months ended September 30, 2003 from the results of the corresponding period in 2002. The volume of natural gas sold decreased 10%. The average price of natural gas increased to $5.58 during the nine months ended September 30, 2003 from $3.06 for the same period in 2002.

      The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2003 and 2002 are presented in the following table.


                               SEPTEMBER 30,
                       ----------------------------
                          2003             2002
                       -----------      -----------
OIL
    Barrels sold             6,088            6,757
    Average price      $     32.13      $     25.17

NATURAL GAS
    Mcf sold ....          147,069          163,811
    Average price      $      5.58      $      3.06

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

                                          TIDELANDS ROYALTY TRUST "B"

                                          Bank of America, N.A., Trustee

November 13, 2003                         By: /s/ RON E. HOOPER
                                              ----------------------------------
                                              Ron E. Hooper
                                              Senior Vice President

November 13, 2003                         By: /s/ R. RAY BELL
                                              ----------------------------------
                                              R. Ray Bell
                                              Principal Accounting Officer

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