Form 10-K
period 2003-12-31
TIDELANDS ROYALTY TRUST B
filed 2004-03-30
CIK 276077

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from        to       .

Commission file number 0-8677

Tidelands Royalty Trust “B”

(Exact name of registrant as specified in its charter)

Texas	75-6007863
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o The Corporate Trustee
Bank of America, N.A.	75283-0650
P.O. Box 830650, Dallas, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 985-0794

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

Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X] .

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at June 27, 2003: $5,884,257.

     Number of Units of Beneficial Interest outstanding as of March 29, 2004 – 1,386,375 Units.

     Documents incorporated by reference: None.

Part I

Item 1. Business

     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to interests in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation (“Chevron”), Elf Acquitane, Inc. (“Elf”), and their assignees.

     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in Tidelands, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. Bank of America, N.A. serves as corporate trustee.

     The Indenture as amended provides that the term of the royalty trust created to hold the rights under the 1951 Contract will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

     Tidelands’ wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

     Tidelands’ only industry segment or purpose is the administration and collection of royalties.

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assignees had acquired a lease or leases on one of the 60 tracts before and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands’ interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract existed.

     Tidelands has seven assigned leases. At December 31, 2003, five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. Two recently acquired and assigned leases do not contain any producing wells. These leases have not yet paid $1,500,000 in production payments.

     Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date.

     In 2003, approximately 19% of Tidelands’ royalty revenues were attributable to oil and approximately 81% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2003, Tidelands received royalty payments from seven working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners:

Company	2003	2002	2001
Devon Energy Production Company	65%	49%	68%
Burlington Resources	3%	20%	12%
Millenium Offshore Group Inc	—	1%	12%
Petroquest Energy Inc	—	5%	4%
Dominion Exploration & Production Co	2%	5%	3%
Forest Oil Corp	1%	1%	1%
W&T Offshore Inc	12%	—	—
Dunhill Resources	12%	17%	—
Barron Petroleum Inc	5%	2%	—

	100%	100%	100%

     Tidelands derives no revenues from foreign sources and has no export sales.

     Trust Functions. Tidelands is administered by officers and employees of its Trustee, Bank of America, N.A. and its principal accounting officer who performs certain management, financial and administrative services for Tidelands. See “Management and Principal Unitholders.”

     Important aspects of Tidelands’ operations are conducted by third parties. These include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Similarly, Tidelands’ distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

     Marine Petroleum Corporation, a wholly-owned subsidiary of Marine Petroleum Trust (“Marine”), a 32.6% unitholder of Tidelands, leases office space in Dallas, Texas to provide work space and record storage for Marine, Marine Petroleum Corporation and Tidelands Corporation. The cost of this office facility is shared by these two corporations in proportion to each entity’s gross income to the total of such income of both entities.

     The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron, Elf and their assignees in the Gulf of Mexico (as more fully described in “Properties” below). Moreover, no revenues are payable to Tidelands until sales of production commence from any such lease.

     The royalty interests held by Tidelands are depleting with each barrel of oil and mcf of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

Item 2. Properties

     General. Tidelands is not engaged in oil and natural gas operations. Its income is based on the oil and natural gas operations of others. Tidelands’ income is derived from contracts that provide for payments in the nature of overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.

     Reserves. Tidelands is not engaged in the production of oil or natural gas. Tidelands’ income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Tidelands does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Tidelands’ interests are derived. See also “Difficulty in Obtaining Certain Data” below.

     Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows therefrom.

     No reports on oil and natural gas reserves were filed with any federal authority or agency during 2003 by Tidelands.

     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	2003	2002	2001
Quantity of royalty oil and natural gas sold:
Oil (in barrels (“bbls”))	8,043	8,614	10,625
Natural gas (in thousand cubic feet (“mcf”))	180,196	229,038	201,284
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$31.86	$25.98	$24.72
Natural gas (per mcf) (1)(2)	$5.44	$3.44	$4.49

(1)	The weighted average sales price is calculated from data provided by the operators.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more recent information regarding crude oil sales prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

     Interests in Properties. Tidelands’ properties consist of production payments and overriding royalty interests in 7 oil and natural gas leases covering 27,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.

     Productive Properties. Set forth in the table below is certain information as of December 31, 2003, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	7

10

Gross Leased Acres:
Productive	22,948
Non-Productive	5,000

27,948

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     The following table contains information about the average daily production attributable to Tidelands’ interest, by field, for the six months ended June 30, 2003, 2002 and 2001. The information contained in the following table is the information most recently available to us.

		Net Mcf Oil & Natural Gas
		Equivalent Per Day (1)
	Year First	Six Months Ended June 30,
Field	Produced	2003	2002	2001
Offshore Texas
Galveston Block 303	1987	142	179	215
Offshore Louisiana
Sabine Pass Block 13	1981	140	183	150
West Cameron Block 165	1969	409	424	149
West Cameron Block 225	1969	63	61	73

(1)	Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis (6 to 1).

     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from five leases in the Royalty Area, although delivery quantities are subject to the producing capability of the wells and seasonal demand.

     Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Tidelands understands from public records that no activity is being undertaken with respect to drilling or workover operations on the five leases from which it receives royalties and the two non-producing leases.

     Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Tidelands’ predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Tidelands were originally owned in whole or in part by Chevron and, except for two non-producing leases, have been assigned to other oil and natural gas exploration and production companies. Certain information including, but not limited to, reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage and net wells and net acres, with respect to the particular leases subject to Tidelands’ interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

Item 3. Legal Proceedings

     Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

Item 4. Submission of Matters to a Vote of Security Holders

     During the last quarter of 2003, no matters were presented to the unitholders for a vote.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Tidelands is authorized to issue 1,386,525 units of beneficial interest. As of December 31, 2003, 1,386,375 units were held by 363 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2003.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD’s Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in Tidelands’ units of beneficial interest. The following table presents information obtained from the National Quotation Bureau, Inc. for 2002 and internet sources for 2003 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2003
First quarter	$5.25	$4.40	$.23
Second quarter	7.00	4.70	.29
Third quarter	8.25	6.10	.21
Fourth quarter	8.00	6.50	.17
2002
First quarter	$4.40	$4.40	$.08
Second quarter	4.18	3.05	.10
Third quarter	3.50	3.00	.17
Fourth quarter	4.40	3.25	.13

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

     The Securities and Exchange Commission has neither approved nor disapproved Tidelands’ Annual Report for its year ended December 31, 2003, nor has it passed upon its accuracy or adequacy. While Tidelands’ complete Form 10-K (excluding exhibits) for the year ended December 31, 2003, is distributed to unitholders, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

Item 6. Selected Financial Data

		(In Thousands, Except Per Unit Amounts)
	2003	2002	2001	2000	1999
Income – oil and natural gas royalties	$1,365	$1,011	$1,166	$1,580	$1,108
Net income	$1,271	$879	$1,092	$1,532	$1,071
Net income per unit	$.92	$.63	$.79	$1.11	$.77
Distributions to unitholders	$1,349	$668	$1,332	$1,213	$1,028
Distributions per unit	$.97	$.48	$.96	$.87	$.74
Total assets	$1,489	$1,533	$1,299	$1,688	$1,560

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Results of Operations. Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of leases subject to Tidelands’ interests, the number of productive wells drilled on leases subject to Tidelands’ interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.

     Tidelands’ results of operations are significantly impacted by crude oil and natural gas commodity prices and the quantity of oil and natural gas production. Crude oil and natural gas prices have historically experienced significant volatility. Historically, Tidelands has not attempted to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

     Tidelands’ income consists primarily of oil and natural gas royalties and is based on the value at the well of Tidelands’ percentage interest in oil and natural gas sold without reduction for production expenses. Value at the well for oil is the purchasers’ posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

     Summary Review. Tidelands’ net income in 2003 amounted to $1,271,278 or $.92 per unit as compared to $879,197 or $.63 per unit in 2002 and $1,092,273 or $.79 per unit in 2001. Distributions per unit were $.97 in 2003, $.48 in 2002 and $.96 in 2001.

     Administrative expenses decreased approximately $48,000, or 30%, in 2003 due primarily to a reduction in legal expenses following the settlement of litigation in connection with a successful claim for an overriding royalty interest in a lease.

     Production of oil and natural gas and price received has fluctuated over the past three years. The following table presents the results of these factors for the past three years:

	2003	2002	2001
Quantity of royalty oil and natural gas sold:
Oil (bbls)	8,043	8,614	10,625
Natural gas (mcf)	180,196	229,038	201,284
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl)(1)	$31.86	$25.98	$24.72
Natural gas (per mcf)(1)(2)	$5.44	$3.44	$4.49

(1)	The weighted average sale price is calculated from data provided by the operators.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

     During the year ended December 31, 2003, Tidelands restored to income $127,234 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of natural gas prices for royalty payments in prior periods. Net income per unit was increased $.09 by this decision.

     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years. The following table presents comparative operating data which reflects these underlying circumstances.

	For Years Ended December 31,
	2003	2002	2001
Income:
Oil royalties (1)	$256,257	$223,812	$262,623
Natural gas royalties (2)	981,234	787,267	903,587

	$1,237,491	$1,011,079	$1,166,210
Net production quantities:
Oil (bbls)	8,043	8,614	10,625
Natural gas (mcf)	180,196	229,038	201,284
Average net prices:
Oil (1)	$31.86	$25.98	$24.72
Natural gas (1)(2)	$5.44	$3.44	$4.49

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

     Oil and Natural Gas Royalties – 2003 and 2002: During fiscal 2003, Tidelands received approximately 19% of its royalty income from the sale of oil and 81% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2003 increased approximately 35% from fiscal 2002.

     Revenue from oil royalties amounted to $256,257 in fiscal 2003, an increase of 14% as compared to the $223,812 realized in fiscal 2002. The increase was due to the increase in the average price realized during 2003.

     Revenue from natural gas royalties amounted to $1,108,476, an increase of 41% as compared to the $787,267 realized in fiscal 2002. The increase was due to an increase in the price realized for natural gas, the inclusion of $127,234 from the reduction of the reserved funds slightly offset by a decrease in the volume of natural gas produced during 2003.

     General and administrative expenses for 2003 amounted to $110,384, a decrease of 30% over $158,656 in 2002. The primary cause of this decrease was due to a reduction in legal fees and expenses following settlement of the lawsuit against Chevron.

     Oil and Natural Gas Royalties – 2002 and 2001: During fiscal 2002, Tidelands received approximately 22% of its royalty income from the sale of oil and 78% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2002 decreased approximately 13% from fiscal 2001.

     Oil royalties during fiscal 2002 in the amount of $223,812 were 15% lower than oil royalties received in fiscal 2001 in the amount of $262,623. There was an increase in the average price received that was not offset by a decrease in the quantity of oil sold.

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

     Capital Resources and Liquidity. Because of the nature of Tidelands as a trust entity, there is no requirement for capital; its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Tidelands collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Tidelands’ revenues are invested in liquid funds pending distribution, Tidelands does not experience liquidity problems.

     Tidelands’ Indenture (and the charter and by-laws of Tidelands Corporation) expressly prohibits the operation of any kind of trade or business. Tidelands’ oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. Because of these restrictions, Tidelands does not require short term or long term capital. These restrictions, along with other factors, allow Tidelands to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. Tidelands is not a taxable entity.

     Tidelands does not currently have any long term contractual obligations, other than the distributions to unitholders.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      As described elsewhere herein, Tidelands only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. Tidelands does not attempt to manage its commodity price risk though the use of fixed price contracts or financial derivatives.

      Due to the short span of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account.

     Oil and natural gas royalties received by Tidelands Royalty B Corporation, our subsidiary, prior to payment of the 95% Net Profits Interest are held in money market accounts that invest in U S Treasury securities and are considered not at risk.

     The retained earnings of the subsidiary are held in either money market accounts or U S Treasury or agency securities to be held to maturity. Funds held in money market accounts and U S Treasury securities that mature in less than one year are considered not at risk.

     However, on December 31, 2003, our subsidiary held $600,000 of such securities that mature in two, three and five years with an average yield of 4.33%. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before the securities mature and if interest rates increase there is, under these conditions, a possible market risk. The market value of these securities on December 31, 2003 was $620,872.

Item 8. Financial Statements and Supplementary Data

     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 13 through 20 hereof:

     See also “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K for further information concerning the financial statements of Tidelands and its subsidiaries.

     All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During 2003 and 2002 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands' disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to Tidelands required to be included in Tidelands’ periodic filings with the Securities and Exchange Commission. There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Tidelands is a trust created under the laws of the State of Texas. Tidelands’ Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as Trustee.

     R. Ray Bell may be considered a significant employee of Tidelands. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 76 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands’ filings with the SEC.

     Tidelands has no directors and officers and Marine is the only unitholder that is a beneficial owner of more than ten percent of the outstanding units. Tidelands is unaware of any person that failed to report on a timely basis reports required by Section 16(A) of the Exchange Act.

     Because Tidelands has no employees, it does not have a code of ethics. Employees of the corporate trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.

     Tidelands has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee.

Item 11. Executive Compensation

     During Tidelands’ fiscal year ended December 31, 2003, Tidelands paid or accrued fees of $21,008 to Bank of America, N.A., as corporate trustee. During Tidelands’ fiscal year ended December 31, 2003, Tidelands paid $18,302 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands’ and Marine’s gross receipts to the total gross receipts of both trusts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2003	of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830241 Dallas, Texas 75283-0241	452,366	32.6%

     There are no executive officers or directors of Tidelands. Bank of America, N.A., the corporate trustee, does not beneficially own any units of beneficial interest. Tidelands does not maintain any equity compensation plans and Tidelands has not purchased any units during the period covered by this report. The trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of Tidelands.

Item 13. Certain Relationships and Related Transactions

     During the fiscal year ended December 31, 2003, there were no material transactions or series of similar transactions, since the beginning of Tidelands’ last fiscal year, or any currently proposed transactions or series of similar transactions, to which Tidelands was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Tidelands, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 14. Principal Accountant Fees and Services

     Fees for services performed by KPMG LLP for the years ended December 31, 2003 and 2002 are:

	2003	2002
Audit Fees	$25,000	$23,500
Audit-related Fees	—	—
Tax Fees	—	—
Other	—	—

     As referenced in Item 10, above, Tidelands has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements — See “Financial Statements and Supplementary Data” above.

     None.

(b)	Reports on Form 8-K — No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2003.

(c)	Exhibits

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of Tidelands Royalty Trust “B.”

31.1	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(d)	Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Trustee
Tidelands Royalty Trust “B”:

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust “B” (“Tidelands”) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Tidelands’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust “B” and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
March 19, 2004	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$605,962	$520,375
Oil and natural gas royalties receivable	165,765	274,264
Federal income taxes receivable	—	12,037
Interest receivable	5,664	4,654

Total current assets	777,391	811,330
Oil, natural gas and other mineral properties	2	2
Investment in U.S. Treasury and agency bonds	712,036	721,537

	$1,489,429	$1,532,869

Liabilities and Trust Equity
Current liabilities:
Accounts payable (note 3)	$5,132	$131,033
Federal income taxes payable	702	—
Income distributable to unitholders	334,960	175,655

Total current liabilities	340,794	306,688

Trust equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	2	2
Undistributed income (note 2)	1,148,633	1,226,179

Total trust equity	1,148,635	1,226,181

	$1,489,429	$1,532,869

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME

THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
Income:
Oil and natural gas royalties	$1,364,733	$1,011,079	$1,166,210
Interest and other	22,419	26,774	45,742

Total income	1,387,152	1,037,853	1,211,952
Expenses:
General and administrative	110,384	158,656	107,650

Income before federal income taxes	1,276,768	879,197	1,104,302
Federal income taxes of subsidiary (note 1(e))	5,490	—	12,029

Net income	1,271,278	879,197	1,092,273
Undistributed income at beginning of year	1,226,179	1,014,707	1,254,888

	2,497,457	1,893,904	2,347,161
Distributions to unitholders	1,348,824	667,725	1,332,454

Undistributed income at end of year	$1,148,633	$1,226,179	$1,014,707

Net income per unit	$.92	$.63	$.79

Distributions per unit	$.97	$.48	$.96

Weighted average units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,271,278	$879,197	$1,092,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	15,802	4,272	—
Change in assets and liabilities:
Oil and natural gas royalties receivable	108,499	(151,701)	224,142
Federal income taxes receivable	12,037	(1,517)	(8,070)
Interest receivable	(1,010)	(4,654)	—
Accounts payable	(125,901)	(551)	(301)
Federal income tax payable	702	—	—

Net cash provided by operating activities	1,281,407	725,046	1,308,044

Cash flows used in investing activities:
Investment in U.S. Treasury and agency bonds	(206,301)	(725,809)	—
Proceeds from sale of U.S. agency bonds	200,000	—	—

Net cash used in investing activities	(6,301)	(725,809)	—
Cash flows from financing activities – cash distributions to unitholders	(1,189,519)	(644,842)	(1,481,297)

Net increase (decrease) in cash and cash equivalents	85,587	(645,605)	(173,253)
Cash and cash equivalents at beginning of year	520,375	1,165,980	1,339,233

Cash and cash equivalents at end of year	$605,962	$520,375	$1,165,980

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

     (a) General

     Tidelands Royalty Trust “B” (“Tidelands”) was established on June 1, 1954 with a transfer of contract rights to certain properties to Tidelands in exchange for units of beneficial interest. The contract rights enable Tidelands to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951.

     Tidelands is required under its indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. Tidelands cannot invest any of its money for any purpose and cannot engage in a trade or business.

     Tidelands’ wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation”), holds title to interests in properties that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties. Tidelands is authorized to pay the expenses of Tidelands Corporation should it be necessary.

     Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses and to assist the trustees in the administration of the trust. For the years ended 2003, 2002 and 2001 Tidelands paid $18,000, $22,000 and $17,000 to Marine Petroleum Corporation, respectively. At December 31, 2003 and 2002, Marine Petroleum Trust owned 32.6% of Tidelands’ outstanding units of beneficial interest.

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

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Tidelands’ revenues are derived from production payments and overriding royalty interests related to properties located in the Gulf of Mexico.

     Net revenues from oil and natural gas royalties related to proved developed oil and natural gas reserves were $1,364,733, $1,011,079 and $1,166,210 in 2003, 2002, and 2001, respectively.

     (e) Federal Income Taxes

     No provision has been made for Federal income taxes on Tidelands’ income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income (if any) of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion. Tidelands Corporation had federal income taxes payable of $702 as of December 31, 2003. There were no significant deferred tax assets or liabilities as of December 31, 2003 and 2002. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.

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

     Cash equivalents of $236,426 and $327,719 at December 31, 2003 and 2002, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.

     (g) Statements of Cash Flows

     Tidelands Corporation paid $5,000, $1,562 and $20,100 in federal income taxes in 2003, 2002, and 2001, respectively. No payments of interest were made in 2003, 2002 and 2001.

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

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     (j) Significant Royalty Sources

     Royalty revenue received by Tidelands from producers is summarized as follows:

	2003	2002	2001
Devon Energy Production Company	65%	48%	68%
W & T Offshore	12%	—	—
Burlington Resources Oil and Natural Gas Company	3%	20%	12%
Dunhill Resources, Inc	12%	17%	—
Millenium Offshore Group	—	1%	12%
Others	8%	14%	8%

	100%	100%	100%

(2) UNDISTRIBUTED INCOME

     Undistributed income includes $873,425 and $834,167 applicable to the subsidiary corporation at December 31, 2003 and 2002, respectively.

(3) OVERPAID ROYALTIES

     Tidelands recorded a liability for possible royalty overpayments received in various years from 1988 through 1993, which is reflected in accounts payable in the accompanying consolidated balance sheets. During 2003, Tidelands determined that $127,234 was no longer required to be reserved, because it was no longer probable that repayment of such amounts actually would be required. Accordingly, accounts payable was reduced and oil and natural gas royalty income was increased by such amount.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

     Oil and natural gas reserve information relating to Tidelands’ royalty interests is not presented because such information is not available to Tidelands. Tidelands’ share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) – 8,043 in 2003, 8,614 in 2002 and 10,625 in 2001; and natural gas (mcf) – 180,196 in 2003, 229,038 in 2002 and 201,284 in 2001.

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 2003 and 2002 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and
	Natural Gas	Net	Net Income
	Royalties	Income	Per Unit
Quarter ended:
March 31, 2003	$470,936	$442,174	$.32
June 30, 2003	365,866	333,038	.24
September 30, 2003	179,234	170,604	.12
December 31, 2003	348,697	325,462	.24

	$1,364,733	$1,271,278	$.92

Quarter ended:
March 31, 2002	$194,571	$169,353	$.12
June 30, 2002	172,655	137,504	.10
September 30, 2002	303,784	269,081	.19
December 31, 2002	340,069	303,259	.22

	$1,011,079	$879,197	$.63

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B” (Registrant)

	By:	Bank of America, N.A.

(in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

Date: March 29, 2004	By:	/s/ RON E. HOOPER

Ron E. Hooper Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		CAPACITIES	DATE
Bank of America, N.A.		Corporate Trustee	March 29, 2004
By:	/s/ RON E. HOOPER

Ron E. Hooper
Vice President

/s/ R. RAY BELL		Principal Accounting Officer	March 29, 2004

R. Ray Bell

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830241
Dallas, Texas 75283-0241

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of Tidelands Royalty Trust “B”.

31.1	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.