Form 10-Q
period 2004-03-31
TIDELANDS ROYALTY TRUST B
filed 2004-05-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to                     .

Commission file number 0-8677

Tidelands Royalty Trust “B”

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6007863 (I.R.S. Employer Identification No.)

Bank of America, N.A. P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)

Registrant’s telephone number, including area code (800) 985-0794

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of units of beneficial interest outstanding as of the latest practicable date.
As of May 12, 2004, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

(Unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents	$482,217	$605,962
Oil and gas royalties receivable	181,261	165,765
Interest receivable	9,292	5,664

Total current assets	$672,770	$777,391
Investment in U.S. Treasury and agency bonds	707,246	712,036
Oil, gas and other mineral properties	2	2

	$1,380,018	$1,489,429

LIABILITIES AND TRUST EQUITY
Current Liabilities:
Accounts payable	$6,552	$5,132
Federal income taxes payable	800	702
Income distributable to unitholders	193,953	334,960

Total current liabilities	$201,305	$340,794

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,178,711	1,148,633

Total trust equity	1,178,713	1,148,635

	$1,380,018	$1,489,429

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Income:
Oil and gas royalties	$255,557	$470,936
Interest and other	2,235	6,964

	257,792	477,900
Expenses:
General and administrative	32,934	32,684

Income before Federal income taxes	224,858	455,216
Federal income taxes of subsidiary	440	3,042

Net income	224,418	442,174
Undistributed income at beginning of period	1,148,633	1,226,179

	1,373,051	1,668,353
Distributions to unitholders	194,340	313,259

Undistributed income at end of period	$1,178,711	$1,355,094

Net income per unit	$0.16	$0.32

Distributions per unit	$0.14	$0.23

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$224,418	$442,174
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	5,824	2,668
Change in assets and liabilities:
Oil and gas royalties receivable	(15,496)	(89,492)
Federal income taxes receivable	—	3,000
Interest receivable	(3,628)	(8,599)
Accounts payable	1,420	1,545
Federal income taxes payable	98	—

Net cash provided by operating activities	212,636	351,296
Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	(201,034)	—
Proceeds from sale of U.S. agency bonds	200,000	—

Net cash used in investing activities	(1,034)	—
Cash flows from financing activities —
Distributions to unitholders	(335,347)	(175,656)

Net increase (decrease) in cash and cash equivalents	(123,745)	175,640
Cash and cash equivalents at beginning of period	605,962	520,375

Cash and cash equivalents at end of period	$482,217	$696,015

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency (a division of Department of Energy) for the period under report.

Distributable Income

     Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.

     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands.

Undistributed Income

     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in a amount equal to 5% of the overriding royalties received. On March 31, 2004, the undistributed income of Tidelands was $309,962 and the undistributed income of its subsidiary was $868,749.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition — Liquidity and Capital Resources

     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to overriding royalty interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their respective assignees.

     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in Tidelands, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture, and the charter and by-laws of Tidelands’ wholly-owned subsidiary, prohibit the operation of any kind of trade or business. Since Tidelands’ sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

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

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After $1,500,000 has been paid under a particular lease, Tidelands’ interest in such lease will convert to an overriding royalty, and Tidelands will receive payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to the Trust out of any lease that was acquired after that date. Tidelands will continue to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. Those leases are listed in the table below.

Area	Block	Lease Number	Acres	Decimal	Operator
Galveston	303	4565(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959(1)	3,438	0.041662	Devon Energy Production Company LP
West Cameron	165	758(1)	5,000	0.041662	Devon Energy Production Company LP
West Cameron	225	900(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	251	21544(2)	2,500	0.125000	Chevron U.S.A., Inc.
West Cameron	261	22537(2)	2,500	0.062500	Chevron USA, Inc.
West Cameron	291	4397(1)	5,000	0.041662	Devon Energy Production Company LP

Total acres			27,948

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on these recently acquired leases.

     The 1951 Contract provides that any assignment by Gulf of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

Critical Accounting Policies

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency (a division of Department of Energy) for the period under report.

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2004. Please see our annual report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies.

Summary Review of Operating Results

     Tidelands receives overriding royalties from four fields. In November 2003 (the most recent date data is available from the public records) there were 10 active wells producing oil and natural gas. The Sabine Pass Block 13 Field, the West Cameron Block 165 Field and the Galveston Block 303 Field produce 99% of Tidelands’ revenue. The Sabine Pass Block 13 field is primarily an oil field and the other fields are natural gas fields. No wells are being drilled or worked over at the present time. Production of oil declined 8% and production of natural gas declined 59% in the quarter ended March 31, 2004 from the production realized in the comparable period a year ago.

     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 72% of revenue for the three month period ended March 31, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

	Production
Quarter	Oil (bbls)	Natural Gas (mcf)	Net Income	Cash Distribution
March 31, 2003	2,270	75,900	.32	.23
June 30, 2003	2,066	44,170	.24	.29
September 30, 2003	1,752	26,999	.12	.21
December 31, 2003	1,955	31,127	.24	.24
March 31, 2004	2,095	31,245	.16	.14

     Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements” on page 9. Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.

     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Similarly, Tidelands’ distributions are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

Results of Operations -Three Months Ended March 31, 2004 and 2003

     Revenue from oil and natural gas royalties decreased 46% in the quarter ended March 31, 2004 from the levels realized in the comparable quarter of 2003. Lower demand for natural gas and normal field declines contributed to the decline.

     Net income decreased 49% to $224,418 for the three month period ended March 31, 2004 from the $442,174 of net income realized in the comparable period in 2003. The average price realized for oil was about the same in the current period as the average price realized during the same period in 2003. The average price realized for natural gas increased 13% in the current period from the average price realized during the same period in 2003. In the three months ended March 31, 2004, natural gas production was down 59%, and oil production decreased 8% from the results of the comparable period in 2003.

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties decreased 8% during the current three month period from the comparable period in 2003. The volume of oil sold decreased 175 barrels and the average price received for oil decreased $.02 per barrel to $31.55 in the current period from the $31.57 realized in 2003.

     Revenues from natural gas royalties were down 59% in the current period from the results of the corresponding period in 2003. The volume of natural gas sold decreased 44,475 mcf and the average price of natural gas increased to $5.90 from $5.20 for the same period in 2003.

     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2004 and 2003 are presented in the following table.

	March 31,
	2004	2003
OIL
Barrels sold	2,095	2,270
Average price	$33.55	$33.57

NATURAL GAS
Mcf sold	31,425	75,900
Average price	$5.90	$5.20

Forward-Looking Statements

     The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As described elsewhere herein, Tidelands’ only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. The Trust does not attempt to manage its commodity price risk though the use of fixed price contracts or financial derivatives.

     Due to the short span of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account.

     Oil and natural gas royalties received by Tidelands Royalty B Corporation (a subsidiary) prior to payment of the 95% Net Profits Interest are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk.

     The retained earnings of the subsidiary are held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk.

     However, on March 31, 2004 the subsidiary held $600,000 of such securities that mature in two, three and five years with an average yield of 4.33%. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before the securities mature and if interest rates increase there is, under these conditions, a possible market risk. The market value of these securities on March 31, 2004 was $623,376.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1-5 not applicable.

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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
May 14, 2004	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

May 14, 2004	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

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