Form 10-Q
period 2004-06-30
TIDELANDS ROYALTY TRUST B
filed 2004-08-12
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

Indicate number of units of beneficial interest outstanding as of the latest practicable date.
As of August 12, 2004, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$888,617	$605,962
Oil and gas royalties receivable	147,826	165,765
Taxes refundable	500	—
Interest receivable	2,072	5,664

Total current assets	$1,039,015	$777,391
Investment in U.S. Treasury and agency bonds	304,638	712,036
Oil, gas and other mineral properties	2	2

	$1,343,655	$1,489,429

LIABILITIES AND TRUST EQUITY
Current Liabilities:
Accounts payable	$3,202	$5,132
Federal income taxes payable	—	702
Income distributable to unitholders	215,056	334,960

Total current liabilities	$218,258	$340,794

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,125,395	1,148,633

Total trust equity	1,125,397	1,148,635

	$1,343,655	$1,489,429

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME

For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income:
Oil and gas royalties	$194,938	$365,866	$450,495	$836,802
Interest and other	2,541	2,408	4,776	9,372

	197,479	365,274	455,271	846,174
Expenses:
General and administrative	34,651	36,278	67,585	68,962

Income before Federal income taxes	162,828	331,996	387,686	777,212
Federal income taxes of subsidiary	700	(1,042)	1,140	2,000

Net income	162,128	333,038	386,546	775,212
Undistributed income at beginning of period	1,178,711	1,355,094	1,148,633	1,226,179

	1,340,839	1,688,132	1,535,179	2,001,391
Distributions to unitholders	215,444	404,425	409,784	717,684

Undistributed income at end of period	$1,125,395	$1,283,707	$1,125,395	$1,283,707

Net income per unit	$0.12	$0.24	$0.28	$0.56

Distributions per unit	$0.16	$0.29	$0.30	$0.52

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$386,546	$775,212
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	8,123	11,146
Loss on sale of U.S. Treasury and agency bonds	761	—
Change in assets and liabilities:
Oil and gas royalties receivable	17,939	11,147
Federal income taxes receivable	(500)	(3,288)
Interest receivable	3,592	(879)
Accounts payable	(1,930)	517
Federal income taxes payable	(702)	—

Net cash provided by operating activities	413,829	793,855
Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	(201,034)	(206,301)
Proceeds from sale of U.S. Treasury and agency bonds	599,548	200,000

Net cash provided by (used in) investing activities	398,514	(6,301)
Cash flows from financing activities –
Distributions to unitholders	(529,688)	(488,914)

Net increase in cash and cash equivalents	282,655	298,640
Cash and cash equivalents at beginning of period	605,962	520,375

Cash and cash equivalents at end of period	$888,617	$819,015

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.

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

Undistributed Income

     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in a amount equal to 5% of the overriding royalties received. On June 30, 2004, the undistributed income of Tidelands was $260,941 and the undistributed income of its subsidiary was $864,454.

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

		Lease
Area	Block	Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Devon Energy Production Company LP
West Cameron	165	758	(1)	5,000	0.041662	Devon Energy Production Company LP
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	251	21544	(2)	2,500	0.125000	Chevron U.S.A., Inc.
West Cameron	261	22537	(2)	2,500	0.062500	Chevron USA, Inc.
West Cameron	291	4397	(1)	5,000	0.041662	Devon Energy Production Company LP

Total acres				27,948

(1)	The $1,500,000 production payment has been paid.
(2)	There are no wells on these recently acquired leases.

     The 1951 Contract provides that any assignment by Gulf of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

Critical Accounting Policies

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended June 30, 2004. Please see our annual report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies.

Summary Review of Operating Results

     Tidelands receives overriding royalties from four fields. In February 2004 (the most recent date data is available from the public records) 10 wells were producing oil or natural gas. Three oil wells are located on Sabine Pass Block 13 and have been producing since the 1980s. The other seven wells are located on West Cameron Blocks 165, 225 and 291, of which two have been producing since 1998, one has been producing since 2001, two have been producing since 2002 and the remaining two have been producing since May of 2003.

     On May 18, 2004 Devon commenced drilling Well No. A006 on West Cameron Block 165. Total depth was reached on July 8, 2004. No further details have been released.

     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 63% of revenue for the three month period ended June 30, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
June 30, 2003	2,066	44,170	.24	.29
September 30, 2003	1,752	26,999	.12	.21
December 31, 2003	1,955	31,127	.24	.24
March 31, 2004	2,095	31,245	.16	.14
June 30, 2004	1,779	20,822	.12	.16

     Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements” on page 10. Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.

     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Similarly, Tidelands’ distributions to unitholders are processed and paid by The Bank of New York as the agent for the trustee of Tidelands.

Results of Operations -Three Months Ended June 30, 2004 and 2003

     Revenue from oil and natural gas royalties decreased 47% in the quarter ended June 30, 2004 from the levels realized in the comparable quarter of 2003, primarily due to lower production due to normal field declines.

     Net income decreased 51% to $162,218 for the three month period ended June 30, 2004 from the $333,038 of net income realized in the comparable period in 2003. The average price realized for oil increased 31% in the current period over the average price realized during the same period in 2003. The average price realized for natural gas decreased 14% in the current period from the average price realized during the same period in 2003. In the three months ended June 30, 2004, natural gas production was down 53%, and oil production decreased 14% from the results of the comparable period in 2003.

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties decreased 13% during the current three month period from the comparable period in 2003. The volume of oil sold decreased 287 barrels and the average price received for oil increased $9.79 per barrel to $40.93 in the current period from the $31.14 realized in 2003.

     Revenues from natural gas royalties were down 53% in the current period from the results of the corresponding period in 2003. The volume of natural gas sold decreased 23,348 mcf and the average price of natural gas decreased to $5.87 from $6.83 for the same period in 2003.

     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2004 and 2003 are presented in the following table.

	June 30,
	2004	2003
OIL
Barrels sold	1,779	2,066
Average price	$40.93	$31.14
NATURAL GAS
Mcf sold	20,822	44,170
Average price	$5.87	$6.83

Results of Operations — Six Months Ended June 30, 2004 and 2003

     Revenue from oil and natural gas royalties decreased 46% for the six month period ended June 30, 2004 from the levels realized in the comparable period of 2003. Lower demand for natural gas and normal field declines contributed to the decline.

     Net income decreased 50% to $386,546 for the six month period ended June 30, 2004 from the $775,212 of net income realized in the comparable period in 2003. The average price realized for oil increased 14% over the same period in 2003. The average price realized for natural gas increased 1% in the current period from the average price realized during the same period in 2003. In the six months ended June 30, 2004, natural gas production was down 56%, and oil production decreased 11% from the results of the comparable period in 2003.

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil royalties increased 2% during the current six month period from the comparable period in 2003. The volume of oil sold decreased 462 barrels and the average price received for oil increased $4.52 per barrel to $36.94 in the current period from the $32.42 realized in 2003.

     Revenues from natural gas royalties were down 56% in the current period from the results of the corresponding period in 2003. The volume of natural gas sold decreased 67,823 mcf and the average price of natural gas increased to $5.88 from $5.80 for the same period in 2003.

     The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2004 and 2003 are presented in the following table.

	June 30,
	2004	2003
OIL
Barrels sold	3,874	4,336
Average price	$36.94	$32.42
NATURAL GAS
Mcf sold	52,247	120,070
Average price	$5.88	$5.80

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

     The retained earnings of the subsidiary are held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk. However, on June 30, 2004 the subsidiary held $200,000 of such securities that mature on November 15, 2005. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before the securities mature and if interest rates increase there is, under these conditions, a possible market risk.

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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
August 12, 2004	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

August 12, 2004	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650