Form 10-Q
period 2004-09-30
TIDELANDS ROYALTY TRUST B
filed 2004-11-12
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ]      No [X].

Indicate number of units of beneficial interest outstanding as of the latest practicable date.
As of November 12, 2004, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$903,501	$605,962
Oil and gas royalties receivable	148,818	165,765
Interest receivable	6,452	5,664

Total current assets	$1,058,771	$777,391
Investment in U.S. Treasury and agency bonds	302,323	712,036
Oil, gas and other mineral properties	2	2

	$1,361,096	$1,489,429

LIABILITIES AND TRUST EQUITY
Current Liabilities:
Accounts payable	$7,535	$5,132
Federal income taxes payable	515	702
Income distributable to unitholders	219,676	334,960

Total current liabilities	$227,726	$340,794

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,133,368	1,148,633

Total trust equity	1,133,370	1,148,635

	$1,361,096	$1,489,429

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME

For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income:
Oil and gas royalties	$247,336	$179,234	$697,832	$1,016,036
Interest and other	3,380	6,648	8,155	16,020

	250,716	185,882	705,987	1,032,056
Expenses:
General and administrative	21,665	13,918	89,250	82,880

Income before Federal income taxes	229,051	171,964	616,737	949,176
Federal income taxes of subsidiary	1,015	1,360	2,155	3,360

Net income	228,036	170,604	614,582	945,816
Undistributed income at beginning of period	1,125,395	1,283,707	1,148,633	1,226,179

	1,353,431	1,454,311	1,763,215	2,171,995
Distributions to unitholders	220,063	295,791	629,847	1,013,475

Undistributed income at end of period	$1,133,368	$1,158,520	$1,133,368	$1,158,520

Net income per unit	$0.16	$0.12	$0.44	$0.68

Distributions per unit	$0.16	$0.21	$0.45	$0.73

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$614,582	$945,816
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	10,438	13,474
Loss on sale of U.S. Treasury and agency bonds	761	—
Change in assets and liabilities:
Oil and gas royalties receivable	16,947	105,415
Federal income taxes receivable	—	10,321
Interest receivable	(788)	(5,163)
Accounts payable	2,403	(612)
Federal income taxes payable	(187)	—

Net cash provided by operating activities	644,156	1,069,251
Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	(201,034)	(206,301)
Proceeds from sale of U.S. Treasury and agency bonds	599,548	200,000

Net cash provided by (used in) investing activities	398,514	(6,301)
Cash flows from financing activities:
Distributions to unitholders	(745,131)	(893,340)

Net increase in cash and cash equivalents	297,539	169,610
Cash and cash equivalents at beginning of period	605,962	520,375

Cash and cash equivalents at end of period	$903,501	$689,985

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by ChevronTexaco and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.

Distributable Income

     Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.

     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, (iii) dividends paid by Tidelands Royalty B Corporation, less (iv) administrative expenses of Tidelands.

Undistributed Income

     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in a amount equal to 5% of the overriding royalties received. On September 30, 2004, the undistributed income of Tidelands was $270,919 and the undistributed income of its subsidiary was $862,449.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition — Liquidity and Capital Resources

     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to overriding royalty interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by ChevronTexaco Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their respective assignees.

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

     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After $1,500,000 has been paid under a particular lease, Tidelands’ interest in such lease converts to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands continues to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	Offshore Energy, LLC
Sabine Pass	13	3959	(1)	3,438	0.041662	Devon Energy Production Company LP
West Cameron	165	758	(1)	5,000	0.041662	Devon Energy Production Company LP
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	251	21544	(2)	2,500	0.125000	Chevron
West Cameron	261	22537	(2)	2,500	0.062500	Chevron
West Cameron	291	4397	(1)	5,000	0.041662	Devon Energy Production Company LP

Total acres				27,948

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on these leases.

     The 1951 Contract provides that any assignment by Gulf of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.

Critical Accounting Policies

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2004. Please see our annual report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies.

Summary Review of Operating Results

     Tidelands receives overriding royalties from four fields. In July 2004 (the most recent date data is available) 11 wells were producing oil or natural gas. Three oil wells are located on Sabine Pass Block 13, of which two wells have been producing since the 1980s and one well has been producing since 1997. The other eight wells are natural gas wells located on West Cameron Blocks 165, 225 and 291 and Galveston Block 303. These wells vary in age from one year to seven years.

     On May 18, 2004 Devon commenced drilling Well No. A006 on West Cameron Block 165. Total depth was reached on July 8, 2004. The well was completed as a gas well on August 10, 2004. No test results have been released.

     Production of oil and natural gas during the current period was not significantly affected by the hurricanes in the Gulf of Mexico.

     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 68% of revenue for the three month period ended September 30, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

	Production		Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
September 30, 2003	1,752	26,999	.12	.21
December 31, 2003	1,955	31,127	.24	.24
March 31, 2004	2,095	31,245	.16	.14
June 30, 2004	1,779	20,822	.12	.16
September 30, 2004	1,769	27,238	.16	.16

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

     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Prior to November 1, 2004, Tideland’s distributions were processed and paid by The Bank of New York as the agent for Tidelands. Effective November 1, 2004, Mellon Investor Services LLC became the agent for Tidelands and distributions will be processed and paid by Mellon Investor Services LLC.

Results of Operations -Three Months Ended September 30, 2004 and 2003

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 38% in the quarter ended September 30, 2004 from the levels realized in the comparable quarter of 2003, primarily due to higher prices.

     Net income increased 34% to $228,036 for the three month period ended September 30, 2004 from $170,604 realized in the comparable period in 2003. The average price realized for oil increased 38% in the current period over the average price realized during the same period in 2003. The average price realized for natural gas increased 36% in the current period from the average price realized during the same period in 2003. In the three months ended September 30, 2004, production of natural gas and oil was about the same as in the comparable period in 2003.

     Revenues from oil royalties increased 40% during the current three month period from the comparable period in 2003. The volume of oil sold increased 17 barrels and the average price received for oil increased $12.06 per barrel to $43.49 in the current period from the $31.43 realized in 2003.

     Revenues from natural gas royalties were up 37% in the current period from the results of the corresponding period in 2003. The volume of natural gas sold increased 239 mcf and the average price of natural gas increased to $6.26 from $4.60 for the same period in 2003.

     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2004 and 2003 are presented in the following table.

	September 30,
	2004	2003
OIL
Barrels sold	1,769	1,752
Average price	$43.49	$31.43
NATURAL GAS
Mcf sold	27,238	26,999
Average price	$6.26	$4.60

Results of Operations — Nine Months Ended September 30, 2004 and 2003

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenues from oil and natural gas royalties decreased 31% for the nine month period ended September 30, 2004 from the levels realized in the comparable period of 2003. An increase in the price of oil offset the decrease in oil produced resulting in an increase in royalties realized from the sale of oil in the current period. The price realized for natural gas increased in the current period, but the price increase was not enough to offset the decrease in the volume of natural gas produced. The decrease in production of natural gas was due primarily to a decrease in the producing capability of the natural gas wells.

     Net income decreased 35% to $614,582 for the nine month period ended September 30, 2004 from $945,816 realized in the comparable period in 2003. The average price realized for oil increased 21% over the same period in 2003. The average price realized for natural gas increased 7% in the current period from the average price realized during the same period in 2003. In the nine months ended September 30, 2004, natural gas production was down 45%, and oil production decreased 7% from the results of the comparable period in 2003.

     Revenues from oil royalties increased 12% during the current nine month period from the comparable period in 2003. The volume of oil sold decreased 445 barrels and the average price received for oil increased $6.86 per barrel to $38.99 in the current period from the $32.13 realized in 2003.

     Revenues from natural gas royalties were down 42% in the current period from the results of the corresponding period in 2003. The volume of natural gas sold decreased 67,584 mcf and the average price of natural gas increased to $6.01 from $5.58 for the same period in 2003.

     The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2004 and 2003 are presented in the following table.

	September 30,
	2004	2003
OIL
Barrels sold	5,643	6,088
Average price	$38.99	$32.13
NATURAL GAS
Mcf sold	79,485	147,069
Average price	$6.01	$5.58

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As described elsewhere herein, Tidelands’ only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands’ income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. Tidelands does not attempt to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

     Due to the short span of time between receipts and disbursements, cash held by Tidelands is held in a non-interest bearing trust account.

     Oil and natural gas royalties received by Tidelands Corporation prior to payment of the 95% net profits interest are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk.

     The retained earnings of Tidelands Corporation are held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk. However, on September 30, 2004 Tidelands Corporation held $200,000 of U.S. Treasury securities that mature on November 15, 2005. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before the securities mature and if interest rates increase there is, under these conditions, a possible market risk. The market value of these securities on September 30, 2004 was $207,718.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to Tidelands required to be included in Tidelands’ periodic filings with the Securities and Exchange Commission. There has not been any change in

Tideland’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

TIDELANDS ROYALTY TRUST “B”
Bank of America, N.A., Trustee

November 12, 2004	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

November 12, 2004	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650