Form 10-K
period 2004-12-31
TIDELANDS ROYALTY TRUST B
filed 2005-03-29
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant at June 30, 2004: $7,472,072.

     Number of Units of Beneficial Interest outstanding as of March 29, 2005: 1,386,375 Units.

     Documents incorporated by reference: None.

Part I

Item 1. Business

     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to interests in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of ChevronTexaco Corporation, Elf Exploration, Inc. (“Elf”), and their respective assignees.

     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in Tidelands, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. Bank of America, N.A. serves as corporate trustee. The Indenture, and the charter and bylaws of Tideland’s wholly-owned subsidiary, prohibit the operation of any kind of trade or business. Since Tidelands’ sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

     The Indenture provides that the term of the royalty trust created to hold the rights under the 1951 Contract will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

     The 1951 Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assignees had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the Acquisition Expiration Date, Tidelands’ interest in such tract converts to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.

     Tidelands has seven assigned leases. At December 31, 2004 five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. Two leases acquired in 2001 do not contain any producing wells. These leases have not yet paid $1,500,000 in production payments.

     Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	(1)	5,000	0.041662	Linder Oil Company
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	251	21544	(2)	2,500	0.125000	Chevron
West Cameron	261	22537	(2)	2,500	0.062500	Spinnaker Exploration Company LLC
West Cameron	291	4397	(1)	5,000	0.041662	Houston Exploration Company

Total acres				27,948

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on these leases.

     In 2004, approximately 24% of Tidelands’ royalty revenues were attributable to oil and approximately 76% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2004, Tidelands received royalty payments from six working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners:

Company	2004	2003	2002
Devon Energy Production Company	80%	65%	49%
Burlington Resources	—	3%	20%
Millenium Offshore Group Inc	—	—	1%
Petroquest Energy Inc	—	—	5%
Dominion Exploration & Production Co	—	2%	5%
Forest Oil Corp	1%	1%	1%
W&T Offshore Inc	12%	12%	—
Dunhill Resources	1%	12%	17%
Barron Petroleum Inc	4%	5%	2%
Orca Management LLC	2%	—	—

	100%	100%	100%

     Tidelands derives no revenues from foreign sources and has no export sales.

     Trust Functions. Tidelands is administered by officers and employees of its Trustee, Bank of America, N.A. and Tidelands’ principal accounting officer who performs certain management, financial and administrative services for Tidelands. See “Directors and Executive Officers of the Registrant.”

     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Prior to November 1, 2004, Tidelands’ distributions were processed and paid by the Bank of New York as the agent for Tidelands. Effective November 1, 2004, Mellon Investor Services LLC became the agent for Tidelands for the processing and payment of distributions.

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

     The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron, Elf and their assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below). Moreover, no revenues are payable to Tidelands until sales of production commence from any such lease.

     The royalty interests held by Tidelands are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

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

     No reports on oil and natural gas reserves were filed with any federal authority or agency during 2004 by Tidelands.

     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	2004	2003	2002
Quantity of royalty oil and natural gas sold:
Oil (in barrels (“bbls”))	8,022	8,043	8,614
Natural gas (in thousand cubic feet (“mcf”))	175,835	180,196	229,038
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$41.73	$31.86	$25.98
Natural gas (per mcf) (1)(2)	$5.92	$5.44	$3.44

(1)	The weighted average sales price is calculated from data provided by the operators.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding crude oil sales prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

     Interests in Properties. Tidelands’ properties consist of production payments and overriding royalty interests in 7 oil and natural gas leases covering 27,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.

     Productive Properties. Set forth in the table below is certain information as of December 31, 2004, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	9

12

Gross Leased Acres:
Productive	22,948
Non-Productive	5,000

27,948

     Information regarding net wells or acres is not included since Tidelands does not own any working interests.

     The following table contains information about the average daily production attributable to Tidelands’ interest, by field, for the six months ended June 30, 2004 2003 and 2002. The information contained in the following table is the information most recently available to us.

		Net Mcf Oil & Natural Gas
	Year	Equivalent Per Day (1)
	First	Six Months Ended June 30,
Field	Produced	2004	2003	2002
Offshore Texas
Galveston Block 303	1987	103	142	179
Offshore Louisiana
Sabine Pass Block 13	1981	138	140	183
West Cameron Block 165(2)	1969	285	409	424
West Cameron Block 225	1969	51	63	61

(1)	Net oil production is reflected in the amount of its mcf equivalent of natural gas on a btu basis (6 to 1).

(2)	In October 2004 the average daily production for this field was 764 mcf equivalent.

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

     Tidelands has received information from Devon that Well A-7 on West Cameron Block 165 has been drilled and is being completed and tested. Since this well has not been completed, there can be no assurance that it will be completed as a producing well. Also, according to development plans filed by Devon with the Minerals Management Service, drilling is planned to commence on Well A-8 on the same lease in April subject to receipt of a drilling permit.

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

Item 4. Submission of Matters to a Vote of Security Holders

     During the last quarter of 2004 no matters were presented to the unitholders for a vote.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

     Tidelands is authorized to issue 1,386,525 units of beneficial interest. As of December 31, 2004, 1,386,375 units were held by 357 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2004.

     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD’s Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in Tidelands’ units of beneficial interest. The following table presents information obtained from public internet sources for 2003 and 2004 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2004
First quarter	$10.25	$6.85	$.14
Second quarter	9.50	5.75	.16
Third quarter	8.00	6.10	.16
Fourth quarter	8.25	6.50	.23
2003
First quarter	$5.25	$4.40	$.23
Second quarter	7.00	4.70	.29
Third quarter	8.25	6.10	.21
Fourth quarter	8.00	6.50	.24

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

     Tidelands does not maintain any equity compensation plans.

     While Tidelands’ complete Form 10-K (excluding exhibits) for the year ended December 31, 2004, is distributed to unitholders, a copy of such Form 10-K (without exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

Item 6. Selected Financial Data

	(In Thousands, Except Per Unit Amounts)
	2004	2003	2002	2001	2000
Income – oil and natural gas royalties	$1,376	$1,365	$1,011	$1,166	$1,580
Net income	$1,264	$1,271	$879	$1,092	$1,532
Net income per unit	$.91	$.92	$.63	$.79	$1.11
Distributions to unitholders	$954	$1,349	$668	$1,332	$1,213
Distributions per unit	$.69	$.97	$.48	$.96	$.87
Total assets	$1,804	$1,489	$1,533	$1,299	$1,688

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

     Results of Operations. Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of leases subject to Tidelands’ interests, the number of productive wells drilled on leases subject to Tidelands’ interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement, as described in “—Forward Looking Statements” below. Actual results may differ from expected results because of reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.

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

     Summary Review. Tidelands’ net income in 2004 amounted to $1,264,280 or $.91 per unit as compared to $1,271,278 or $.92 per unit in 2003 and $879,197 or $.63 per unit in 2002. Distributions per unit were $.69 in 2004, $.97 in 2003 and $.48 in 2002.

     Administrative expenses decreased approximately $48,000, or 30%, in 2003 due primarily to a reduction in legal expenses following the settlement of litigation in connection with a successful claim for an overriding royalty interest in a lease.

     Administrative expenses increased approximately $8,000, or 7%, in 2004 due primarily to an increase in legal and audit expenses.

     Production of oil and natural gas and price received has fluctuated over the past three years. The following table presents the results of these factors for the past three years:

	2004	2003	2002
Quantity of royalty oil and natural gas sold:
Oil (bbls)	8,022	8,043	8,614
Natural gas (mcf)	175,835	180,196	229,038
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl)(1)	$41.73	$31.86	$25.98
Natural gas (per mcf)(1)(2)	$5.92	$5.44	$3.44

(1)	The weighted average sale price is calculated from data provided by the operators.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

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

	For Years Ended December 31,
	2004	2003	2002
Income:
Oil royalties (1)	$334,770	$256,257	$223,812
Natural gas royalties (2)	1,040,881	981,234	787,267

	$1,375,651	$1,237,491	$1,011,079

Net production quantities:
Oil (bbls)	8,022	8,043	8,614
Natural gas (mcf)	175,835	180,196	229,038

Average net prices:
Oil (1)	$41.73	$31.86	$25.98
Natural gas (1)(2)	$5.29	$5.44	$3.44

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2)	The $127,234 restored contingency reserve is excluded from the computation.

     Oil and Natural Gas Royalties – 2004 and 2003. During fiscal 2004, Tidelands received approximately 24% of its royalty income from the sale of oil and 76% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2004 increased approximately 1% from fiscal 2003.

     Oil royalties during fiscal 2004 in the amount of $334,770 were 31% higher than oil royalties received in fiscal 2003 in the amount of $256,257. There was an increase in the average price received that offset a slight decrease in the quantity of oil sold.

     Natural gas royalties during fiscal 2004 in the amount of $1,040,881 were 6% lower than natural gas royalties received in fiscal 2003 in the amount of $1,108,476. This decrease in natural gas royalties was the result of an increase in the price received for natural gas offset by a decrease in the quantity sold.

     Production of oil and natural gas commenced in August 2004 from Well A-6 on West Cameron Block 165. In the month of October 2004, the well produced 509 mcf equivalent of natural gas per day to Tidelands’ 4.17% interest.

     Oil and Natural Gas Royalties – 2003 and 2002. During fiscal 2003, Tidelands received approximately 19% of its royalty income from the sale of oil and 81% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2003 increased approximately 35% from fiscal 2002.

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

     Capital Resources and Liquidity. Because of the nature of Tidelands as a trust entity, there is no requirement for capital. Its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Tidelands collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Tidelands’ revenues are invested in liquid funds pending distribution, Tidelands does not experience liquidity problems.

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

     Tidelands does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. Tidelands does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission.

     Forward-Looking Statements. The statements discussed in this annual report on Form 10-K regarding our future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     As described elsewhere herein, Tidelands’ only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands’ income is highly dependent on the prices realized from the sale of oil and natural gas and the quantities of production from wells in which it has a royalty interest. Oil and natural gas prices have historically experienced significant volatility. Tidelands does not attempt to manage its commodity price risk though the use of fixed price contracts or financial derivatives.

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

Item 8. Financial Statements and Supplementary Data

     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 14 through 21 hereof:

     See also “Exhibits and Financial Statement Schedules” of this Form 10-K for further information concerning the financial statements of Tidelands and its subsidiary. All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During 2004 and 2003 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.

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

Item 9B. Other Information

     None.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Tidelands is a trust created under the laws of the State of Texas. Tidelands’ Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as Trustee.

     R. Ray Bell may be considered a significant employee of Tidelands. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 77 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands’ filings with the Securities and Exchange Commission.

     Tidelands has no directors and officers and Marine is the only unitholder that is a beneficial owner of more than ten percent of the outstanding units. Tidelands is unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.

     Because Tidelands has no employees, it does not have a code of ethics. Employees of the corporate trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas, 75202.

     Tidelands has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee.

Item 11. Executive Compensation

     During Tidelands’ fiscal year ended December 31, 2004, Tidelands paid or accrued fees of $23,279 to Bank of America, N.A., as corporate trustee. During Tidelands’ fiscal year ended December 31, 2004, Tidelands paid $24,525 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands’ and Marine’s gross receipts to the total gross receipts of both trusts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2003	of Class
Marine Petroleum Trust
Units of Beneficial Interest	P.O. Box 830241
	Dallas, Texas 75283-0241	452,366	32.6%

     There are no executive officers or directors of Tidelands. Bank of America, N.A., the corporate trustee, does not beneficially own any units of beneficial interest. Tidelands does not maintain any equity compensation plans and Tidelands has not purchased any units during the period covered. The trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of Tidelands.

Item 13. Certain Relationships and Related Transactions

     During the fiscal year ended December 31, 2004, there were no material transactions or series of similar transactions, since the beginning of Tidelands’ last fiscal year, or any currently proposed transactions or series of similar transactions, to which Tidelands was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Tidelands, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 14. Principal Accountant Fees and Services

     Fees for services performed by KPMG LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit Fees	$30,000	$25,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

     As referenced in Item 10 above, Tidelands has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements — See “Financial Statements and Supplementary Data” above.

(b)	Exhibits

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of Tidelands Royalty Trust “B”.

31.1	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

(c)     Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustee
Tidelands Royalty Trust “B”:

     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust “B” (“Tidelands”) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Tidelands’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust “B” and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Dallas, Texas
March 17, 2005	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,206,804	$605,962
Oil and natural gas royalties receivable	396,015	165,765
Interest receivable	1,403	5,664

Total current assets	1,604,222	777,391
Oil, natural gas and other mineral properties	2	2
Investment in U.S. Treasury and agency bonds	200,000	712,036

	$1,804,224	$1,489,429

Liabilities and Trust Equity

Current liabilities:
Accounts payable (note 3)	$17,984	$5,132
Federal income taxes payable	3,560	702
Income distributable to unitholders	323,610	334,960

Total current liabilities	345,154	340,794

Trust equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	2	2
Undistributed income (note 2)	1,459,068	1,148,633

Total trust equity	1,459,070	1,148,635

	$1,804,224	$1,489,429

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
Income:
Oil and natural gas royalties	$1,375,651	$1,364,733	$1,011,079
Interest and other	11,916	22,419	26,774

Total income	1,387,567	1,387,152	1,037,853
Expenses:
General and administrative	118,087	110,384	158,656

Income before federal income taxes	1,269,480	1,276,768	879,197
Federal income taxes of subsidiary (note 1(e))	5,200	5,490	—

Net income	1,264,280	1,271,278	879,197
Undistributed income at beginning of year	1,148,633	1,226,179	1,014,707

	2,412,913	2,497,457	1,893,904
Distributions to unitholders	953,845	1,348,824	667,725

Undistributed income at end of year	$1,459,068	$1,148,633	$1,226,179

Net income per unit	$.91	$.92	$.63

Distributions per unit	$.69	$.97	$.48

Weighted average units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
Cash flows from operating activities:
Net income	$1,264,280	$1,271,278	$879,197
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	12,760	15,802	4,272
Loss on sale of U.S. Treasury and agency bonds	761	—	—
Change in assets and liabilities:
Oil and natural gas royalties receivable	(230,250)	108,499	(151,701)
Federal income taxes receivable	—	12,037	(1,517)
Interest receivable	4,261	(1,010)	(4,654)
Accounts payable	12,852	(125,901)	(551)
Federal income tax payable	2,858	702	—

Net cash provided by operating activities	1,067,522	1,281,407	725,046

Cash flows used in investing activities:
Investment in U.S. Treasury and agency bonds	(201,034)	(206,301)	(725,809)
Proceeds from sale of U.S. agency bonds	699,549	200,000	—

Net cash provided by (used in) investing activities	498,515	(6,301)	(725,809)
Cash flows from financing activities – cash distributions to unitholders	(965,195)	(1,189,519)	(644,842)

Net increase (decrease) in cash and cash equivalents	600,842	85,587	(645,605)
Cash and cash equivalents at beginning of year	605,962	520,375	1,165,980

Cash and cash equivalents at end of year	$1,206,804	$605,962	$520,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

(a)	General

     Tidelands Royalty Trust “B” (“Tidelands”) was established on June 1, 1954 with a transfer of contract rights to certain properties to Tidelands in exchange for units of beneficial interest. The contract rights enable Tidelands to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (Chevron) which is a subsidiary of ChevronTexaco Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period beginning April 30, 1951.

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

     Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses and to assist the trustees in the administration of the trust. For the years ended 2004, 2003 and 2002 Tidelands paid $25,000, $18,000 and $22,000 to Marine Petroleum Corporation, respectively. At December 31, 2004 and 2003, Marine Petroleum Trust owned 32.6% of Tidelands’ outstanding units of beneficial interest.

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

     Net revenues from oil and natural gas royalties related to proved developed oil and natural gas reserves were $1,375,651, $1,364,733 and $1,011,079 in 2004, 2003, and 2002, respectively.

(e)	Federal Income Taxes

     No provision has been made for Federal income taxes on Tidelands’ income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income (if any) of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion. Tidelands Corporation had federal income taxes payable of $3,560 as of December 31, 2004. There were no significant deferred tax assets or liabilities as of December 31, 2004 and 2003. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.

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

     Cash equivalents of $838,297 and $236,426 at December 31, 2004 and 2003, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.

(g)	Statements of Cash Flows

     Tidelands Corporation paid $2,342, $5,000 and $1,562 in federal income taxes in 2004, 2003, and 2002, respectively. No payments of interest were made in 2004, 2003 and 2002.

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

(i)	Net Income per Unit

     Net income per unit is determined by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(j)	Significant Royalty Sources

Royalty revenue received by Tidelands from producers is summarized as follows:

	2004	2003	2002
Devon Energy Production Company	80%	65%	48%
W & T Offshore	12%	12%	—
Burlington Resources Oil and Natural Gas Company	—	3%	20%
Dunhill Resources, Inc	1%	12%	17%
Millenium Offshore Group	—	—	1%
Others	7%	8%	14%

	100%	100%	100%

(2)	UNDISTRIBUTED INCOME

     Undistributed income includes $869,175 and $873,425 applicable to the subsidiary corporation at December 31, 2004 and 2003, respectively.

(3)	OVERPAID ROYALTIES

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

     Oil and natural gas reserve information relating to Tidelands’ royalty interests is not presented because such information is not available to Tidelands. Tidelands’ share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) – 8,022 in 2004, 8,043 in 2003 and 8,614 in 2002; and natural gas (mcf) – 175,835 in 2004, 180,196 in 2003 and 229,038 in 2002.

(5)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended December 31, 2004 and 2003 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and
	Natural Gas	Net	Net Income
	Royalties	Income	Per Unit
Quarter ended:
March 31, 2004	$255,557	$224,418	$.16
June 30, 2004	194,938	162,128	.12
September 30, 2004	247,336	228,036	.16
December 31, 2004	677,820	649,698	.47

	$1,375,651	$1,264,280	$.91

Quarter ended:
March 31, 2003	$470,936	$442,174	$.32
June 30, 2003	365,866	333,038	.24
September 30, 2003	179,234	170,604	.12
December 31, 2003	348,697	325,462	.24

	$1,364,733	$1,271,278	$.92

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 29, 2005	(Registrant)

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

NAME		CAPACITIES	DATE
Bank of America, N.A.		Corporate Trustee	March 29, 2005
By:	/s/ RON E. HOOPER

Ron E. Hooper
Vice President

/s/ R. RAY BELL		(Acting as Principal Accounting Officer)	March 29, 2005

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