Form 10-Q
period 2005-03-31
TIDELANDS ROYALTY TRUST B
filed 2005-05-13
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
As of May 13, 2005, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,427,041	$1,206,804
Oil and gas royalties receivable	382,814	396,015
Interest receivable	4,239	1,403

Total current assets	$1,814,094	$1,604,222

Investment in U.S. Treasury and agency bonds	200,000	200,000
Oil, gas and other mineral properties	2	2

	$2,014,096	$1,804,224

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$7,645	$17,984
Federal income taxes payable	7,360	3,560
Income distributable to unitholders	525,587	323,610

Total current liabilities	$540,592	$345,154

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,473,502	1,459,068

Total trust equity	1,473,504	1,459,070

	$2,014,096	$1,804,224

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Income:
Oil and gas royalties	$578,241	$255,557
Interest and other	6,882	2,235

	585,123	257,792

Expenses:
General and administrative	40,915	32,934

Income before Federal income taxes	544,208	224,858
Federal income taxes of subsidiary	3,800	440

Net income	540,408	224,418
Undistributed income at beginning of period	1,459,068	1,148,633

	1,999,476	1,373,051
Distributions to unitholders	525,974	194,340

Undistributed income at end of period	$1,473,502	$1,178,711

Net income per unit	$0.39	$0.16

Distributions per unit	$0.38	$0.14

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$540,408	$224,418

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	—	5,824
Change in assets and liabilities:
Oil and gas royalties receivable	13,201	(15,496)
Interest receivable	(2,836)	(3,628)
Accounts payable	(10,339)	1,420
Federal income taxes payable	3,800	98

Net cash provided by operating activities	544,234	212,636

Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	—	201,034
Proceeds from sale of U.S. Treasury and agency bonds	—	200,000

Net cash used in investing activities	—	(1,034)

Cash flows from financing activities:
Distributions to unitholders	(323,997)	(335,347)

Net increase in cash and cash equivalents	220,237	(123,745)

Cash and cash equivalents at beginning of period	1,206,804	605,962

Cash and cash equivalents at end of period	$1,427,041	$482,217

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.

Distributable Income

     Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.

     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, plus (iii) dividends paid to us by Tidelands Royalty “B” Corporation, less (iv) administrative expenses of Tidelands.

Undistributed Income

     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in a amount equal to 5% of the overriding royalties received. On March 31, 2005, the undistributed income of Tidelands was $610,407 and the undistributed income of its subsidiary was $863,095.

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

		Lease
Area	Block	Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	(1)	5,000	0.041662	Linder Oil Company
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	251	21544	(2)	2,500	0.125000	Chevron
West Cameron	261	22537	(2)	2,500	0.062500	Spinnaker Exploration Company, LLC
West Cameron	291	4397	(1)	5,000	0.041662	Houston Exploration Company

Total acres				27,948

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on these leases.

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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2005. Please see our annual report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.

Summary Review of Operating Results

     Tidelands receives overriding royalties from four fields. In December 2004 (the most recent date data is available) 12 wells were producing oil or natural gas. Three oil wells are located on Sabine Pass Block 13, of which two wells have been producing since the 1980s and one well has been producing since 1997. The other nine wells are natural gas wells located on West Cameron Blocks 165, 225 and 291 and Galveston Block 303. These wells vary in age from one year to seven years.

     Tidelands has experienced increased production of natural gas this quarter due to the addition of Well No. A-6 on West Cameron Block 165. One additional well has been drilled on the lease but no information as to its status is available at this time. A third well has been permitted but has not yet been drilled.

     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 84% of revenue for the three month period ended March 31, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.

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

	Production		Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
March 31, 2004	2,095	31,245	.16	.14
June 30, 2004	1,779	20,822	.12	.16
September 30, 2004	1,769	27,238	.16	.16
December 31, 2004	2,379	96,350	.47	.23
March 31, 2005	1,829	69,144	.39	.38

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

     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Tideland’s distributions are processed and paid by Mellon Investor Services LLC as the agent for Tidelands.

Results of Operations -Three Months Ended March 31, 2005 and 2004

     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 126% in the quarter ended March 31, 2005 from the levels realized in the comparable quarter of 2004, primarily due to higher prices.

     Net income increased 141% to $540,408 for the three month period ended March 31, 2005 from $224,418 realized in the comparable period in 2004. The average price realized for oil increased 47% in the current period over the average price realized during the same period in 2004. The average price realized for natural gas increased 20% in the current period from the average price realized during the same period in 2004. In the three months ended March 31, 2005, production of natural gas increased 120% over the comparable period in 2004. Production of oil decreased 13% from the comparable period in 2004. The 120% increase in natural gas production is primarily due to commencement of production from a new well on West Cameron Block 165. The 13% decrease in oil production is due to normal decline because of the age of the oil wells.

     Revenues from oil royalties increased 28% during the current three month period from the comparable period in 2004. The volume of oil sold decreased 266 barrels and the average price received for oil increased $15.63 per barrel to $49.18 in the current period from the $33.55 realized in 2004.

     Revenues from natural gas royalties were up 164% in the current period from the results of the corresponding period in 2004. The volume of natural gas sold increased 37,719 mcf and the average price of natural gas increased to $7.06 from $5.90 for the same period in 2004.

     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2005 and 2004 are presented in the following table.

	March 31
	2005	2004
OIL
Barrels sold	1,829	2,095
Average price	$49.18	$33.55

NATURAL GAS
Mcf sold	69,144	31,425
Average price	$7.06	$5.90

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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
May 13, 2005	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

May 13, 2005	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650