Form 10-Q
period 2005-06-30
TIDELANDS ROYALTY TRUST B
filed 2005-08-12
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
As of August 12, 2005, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$1,593,764	$1,206,804
Oil and gas royalties receivable	444,358	396,015
Interest receivable	1,364	1,403

Total current assets	$2,039,486	$1,604,222

Investment in U.S. Treasury and agency bonds	200,000	200,000
Oil, gas and other mineral properties	2	2

	$2,239,488	$1,804,224

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$10,048	$17,984
Federal income taxes payable	5,430	3,560
Income distributable to unitholders	598,638	323,610

Total current liabilities	$614,116	$345,154

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,625,370	1,459,068

Total trust equity	1,625,372	1,459,070

	$2,239,488	$1,804,224

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income:
Oil and gas royalties	$785,750	$194,938	$1,363,991	$450,495
Interest and other	8,429	2,541	15,311	4,776

	794,179	197,479	1,379,302	455,271

Expenses:
General and administrative	37,545	34,651	78,460	67,585

Income before Federal income taxes	756,634	162,828	1,300,842	387,686
Federal income taxes of subsidiary	5,741	700	9,541	1,140

Net income	750,893	162,128	1,291,301	386,546
Undistributed income at beginning of period	1,473,502	1,178,711	1,459,068	1,148,633

	2,224,395	1,340,839	2,750,369	1,535,179
Distributions to unitholders	599,025	215,444	1,124,999	409,784

Undistributed income at end of period	$1,625,370	$1,125,395	$1,625,370	$1,125,395

Net income per unit	$0.54	$0.12	$0.93	$0.28

Distributions per unit	$0.43	$0.16	$0.81	$0.30

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,291,301	$386,546

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	—	8,123
Loss on sale of U.S. Treasury and agency bonds	—	761
Change in assets and liabilities:
Oil and gas royalties receivable	(48,343)	17,939
Federal income taxes receivable	—	(500)
Interest receivable	39	3,592
Accounts payable	(7,936)	(1,930)
Federal income taxes payable	1,870	(702)

Net cash provided by operating activities	1,236,931	413,829

Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	—	(201,034)
Proceeds from sale of U.S. Treasury and agency bonds	—	599,548

Net cash used in investing activities	—	398,514

Cash flows from financing activities:
Distributions to unitholders	(849,971)	(529,688)

Net increase in cash and cash equivalents	386,960	282,655

Cash and cash equivalents at beginning of period	1,206,804	605,962

Cash and cash equivalents at end of period	$1,593,764	$888,617

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On June 30, 2005, the undistributed income of Tidelands was $762,542 and the undistributed income of its subsidiary was $862,828.

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
     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the Acquisition Expiration Date, Tidelands’ interest in such lease converts to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.
     Tidelands has six assigned leases. At June 30, 2005, five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. The lease on West Cameron Block 251 expired on May 1, 2005. Unless production is established before May 1, 2006, the lease on West Cameron Block 261 will expire. Nippon Oil Exploration USA has acquired the lease on Sabine Pass Block 13 from Devon. Devon retained the deep rights to minerals at depths below 15,000 feet.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands continues to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

Area	Block	Lease Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	(1)	5,000	0.041662	Linder Oil Company
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	261	22537	(2)	2,500	0.062500	Chevron
West Cameron	291	4397	(1)	5,000	0.041662	Newfield Exploration Company

Total acres				25,448

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on this lease.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended June 30, 2005. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 13 wells located on 5 different leases. The wells vary in age from less than one year to 14 years. Information on each of the 13 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A007	Gas	March 2005
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A001	Gas	September 2002
West Cameron Block 225	6	Gas	January 2001
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	C001	Gas	February 2004
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A004	Oil	July 1981
Sabine Pass Block 13	A001	Oil	January 1986
West Cameron Block 291	A001	Gas	December 2002
West Cameron Block 291	3	Gas	April 1998
Galveston Area Block 303	B001	Gas	April 2001
Galveston Area Block 303	A002	Gas	April 2001

     Tidelands has experienced increased production of natural gas during this six month period due to the production from two new natural gas wells on West Cameron Block 165. A third well has been permitted on West Cameron Block 291 but has not yet been drilled to our knowledge.
     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 86% of revenue for the six month period ended June 30, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.
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

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
June 30, 2004	1,779	20,822	$.12	$.16
September 30, 2004	1,769	27,238	.16	.16
December 31, 2004	2,379	96,350	.47	.23
March 31, 2005	1,829	69,144	.39	.38
June 30, 2005	2,070	97,507	.54	.43
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
     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Tidelands’ distributions are processed and paid by Mellon Investor Services LLC as the agent for Tidelands.
Results of Operations – Three Months Ended June 30, 2005 and 2004
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 303% in the quarter ended June 30, 2005 from the levels realized in the comparable quarter of 2004, primarily due to higher prices and increased production.
     Net income increased 363% to $750,893 for the three month period ended June 30, 2005 from $162,128 realized in the comparable period in 2004. The average price realized for oil increased 27% in the current period over the average price realized during the same period in 2004. The average price realized for natural gas increased 19% in the current period from the average price realized during the same period in 2004. In the three months ended June 30, 2005, production of natural gas increased 368% over the comparable period in 2004. Production of oil increased 16% from the comparable period in 2004. The 368% increase in natural gas production is primarily due to commencement of production from new wells on West Cameron Block 165. The 16% increase in oil production is due to condensate produced from new gas wells reduced by the normal decline because of the age of the oil wells.
     Revenues from oil royalties increased 48% during the current three month period from the comparable period in 2004. The volume of oil sold increased 291 barrels and the average price received for oil increased $10.97 per barrel to $51.90 in the current period from the $40.93 realized in 2004.
     Revenues from natural gas royalties were up 455% in the current period from the results of the corresponding period in 2004. The volume of natural gas sold increased 76,685 mcf and the average price of natural gas increased $1.09 per mcf to $6.96 from $5.87 for the same period in 2004.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2005 and 2004 are presented in the following table.

	June 30
	2005	2004
OIL
Barrels sold	2,070	1,779
Average price	$51.90	$40.93

NATURAL GAS
Mcf sold	97,507	20,822
Average price	$6.96	$5.87
Results of Operations – Six Months Ended June 30, 2005 and 2004
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 203% in the quarter ended June 30, 2005 from the levels realized in the comparable quarter of 2004, primarily due to higher prices and increased production.
     Net income increased 234% to $1,291,301 for the six month period ended June 30, 2005 from $386,546 realized in the comparable period in 2004. The average price realized for oil increased 37% in the current period over the average price realized during the same period in 2004. The average price realized for natural gas increased 19% in the current period from the average price realized during the same period in 2004. In the six months ended June 30, 2005, production of natural gas increased 219% over the comparable period in 2004. Production of oil increased 1% from the comparable period in 2004. The 219% increase in natural gas production is primarily due to commencement of production from new wells on West Cameron Block 165. The 1% increase in oil production is due to condensate production from the new wells reduced by the normal decline because of the age of the oil wells.
     Revenues from oil royalties increased 38% during the current six month period from the comparable period in 2004. The volume of oil sold increased 25 barrels and the average price received for oil increased $13.68 per barrel to $50.62 in the current period from the $36.94 realized in 2004.
     Revenues from natural gas royalties were up 280% in the current period from the results of the corresponding period in 2004. The volume of natural gas sold increased 114,404 mcf and the average price of natural gas increased $1.12 per mcf to $7.00 from $5.88 for the same period in 2004.

     The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2005 and 2004 are presented in the following table.

	June 30
	2005	2004
OIL
Barrels sold	3,899	3,874
Average price	$50.62	$36.94

NATURAL GAS
Mcf sold	166,651	52,247
Average price	$7.00	$5.88
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

TIDELANDS ROYALTY TRUST “B”

Bank of America, N.A., Trustee

August 12, 2005	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

August 12, 2005	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650