Form 10-Q
period 2005-09-30
TIDELANDS ROYALTY TRUST B
filed 2005-11-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to .
Commission file number 000-08677
Tidelands Royalty Trust “B”
(Exact name of registrant as specified in its charter)

Texas	75-6007863

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A.
P.O. Box 830650, Dallas, Texas
75283-0650
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (800) 985-0794
None
(Former name, former address and former fiscal year
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐No  ☑
     Indicate number of units of beneficial interest outstanding as of the latest practicable date. As of November 14, 2005, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)
ASSETS

	September 30,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$1,730,867	$1,206,804
Oil and gas royalties receivable	489,194	396,015
Interest receivable	4,263	1,403

Total current assets	$2,224,324	$1,604,222

Investment in U.S. Treasury and agency bonds	200,000	200,000
Oil, gas and other mineral properties	2	2

	$2,424,326	$1,804,224

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$10,292	$17,984
Federal income taxes payable	9,230	3,560
Income distributable to unitholders	788,293	323,610

Total current liabilities	$807,815	$345,154

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest,issued 1,386,375 at nominal value	2	2
Undistributed income	1,616,509	1,459,068

Total trust equity	1,616,511	1,459,070

	$2,424,326	$1,804,224

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income:
Oil and gas royalties	$809,535	$247,336	$2,173,526	$697,832
Interest and other	10,493	3,380	25,804	8,155

	820,028	250,716	2,199,330	705,987

Expenses:
General and administrative	33,368	21,665	111,828	89,250

Income before Federal income taxes.	786,660	229,051	2,087,502	616,737
Federal income taxes of subsidiary	6,841	1,015	16,382	2,155

Net income	779,819	228,036	2,071,120	614,582
Undistributed income at beginning of period	1,625,370	1,125,395	1,459,068	1,148,633

	2,405,189	1,353,431	3,530,188	1,763,215
Distributions to unitholders	788,680	220,063	1,913,679	629,847

Undistributed income at end of period	$1,616,509	$1,133,368	$1,616,509	$1,133,368

Net income per unit	$0.56	$0.16	$1.49	$0.44

Distributions per unit	$0.57	$0.16	$1.38	$0.45

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,071,120	$614,582

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	—	10,438
Loss on sale of U.S. Treasury and agency bonds	—	761
Change in assets and liabilities:
Oil and gas royalties receivable	(93,179)	16,947
Interest receivable	(2,860)	(788)
Accounts payable	(7,692)	2,403
Federal income taxes payable	5,670	(187)

Net cash provided by operating activities	1,973,059	644,156

Cash flows from investing activities:
Investment in U.S. Treasury and agency bonds	—	(201,034)
Proceeds from sale of U.S. Treasury and agency bonds	—	599,548

Net cash used in investing activities	—	398,514

Cash flows from financing activities:
Distributions to unitholders	(1,448,996)	(745,131)

Net increase in cash and cash equivalents	524,063	297,539

Cash and cash equivalents at beginning of period	1,206,804	605,962

Cash and cash equivalents at end of period	$1,730,867	$903,501

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On September 30, 2005, the undistributed income of Tidelands was $855,938 and the undistributed income of its subsidiary was $760,571.

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
     Tidelands has six assigned leases. At September 30, 2005, five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. The lease on West Cameron Block 251 expired on May 1, 2005. Unless production is established before May 1, 2006, the lease on West Cameron Block 261 will expire on May 1, 2006. Nippon Oil Exploration USA has acquired the lease on Sabine Pass Block 13 from Devon. Devon retained the deep rights to minerals at depths below 15,000 feet.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands continues to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	(1)	5,000	0.041662	Linder Oil Company
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and
						Production Inc.
West Cameron	262	22538	(2)	2,500	0.062500	Chevron
West Cameron	291	4397	(1)	5,000	0.041662	Newfield Exploration Company

Total acres				25,448

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on this lease.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended September 30, 2005. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 13 wells located on 5 different leases. The wells vary in age from less than one year to 24 years. Information on each of the 13 wells is presented in the following table:

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

     Tidelands has experienced increased production of natural gas during this nine month period due to the production from two new natural gas wells on West Cameron Block 165. A third well is being drilled on West Cameron Block 291.
     Tidelands realizes a majority of its revenue from the sale of natural gas, and these sales accounted for approximately 87% of revenue for the nine month period ended September 30, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.
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

	Production		Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
September 30, 2004	1,769	27,238	.16	.16
December 31, 2004	2,379	96,350	.47	.23
March 31, 2005	1,829	69,144	.39	.38
June 30, 2005	2,070	97,507	.54	.43
September 30, 2005	1,357	94,928	.56	.57
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
     Impact of Hurricanes in Gulf of Mexico. Based on press releases and other limited information from some of the operators of wells in which Tidelands has an overriding royalty interest, as a result of Hurricane Rita, a drilling rig was lost on a well being drilled on West Cameron Block 291. In addition, Tidelands has been advised that the wells on Sabine Pass Block 13 are shut-in due to damaged pipeline facilities. Tidelands has been advised by the operator that these wells will remain shut-in at least until the beginning of 2006. These wells produced approximately 1,200 mcf of natural gas per day and 26 barrels of oil per day during the month of May 2005, which represents 1% of Tidelands’ natural gas production and 65% of Tidelands’ oil productions, respectively, during that same period. Various other wells subject to Tidelands’ overriding royalty interest were shut-in in anticipation of Hurricane Katrina and Hurricane Rita. Tidelands does not yet know when these wells will be back online or the impact that these shut-ins will have on Tidelands’ future production from these wells. Furthermore, production may be slow in coming back online due to damage to pipelines, barge terminals and other onshore support facilities. As a result, the impact of these hurricanes on Tidelands’ reserves, production and revenues has not been completely determined. Due to the impact of the hurricanes, Tidelands did not accure any revenues for the month of September 2005.
     Tidelands cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distribution during 2006.
Results of Operations — Three Months Ended September 30, 2005 and 2004
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 227% in the quarter ended September 30, 2005 from the levels realized in the comparable quarter of 2004, primarily due to higher prices and increased production.
     Operations in the Gulf of Mexico during the current quarter were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these hurricanes, wells were shut-in for several days before the hurricanes hit land and remained shut-in for several days after the hurricanes passed. Based on the most recent information available to Tidelands, income for the quarter ended September 30, 2005 is estimated to be reduced by approximately 30% due primarily to these hurricanes.
     Net income increased 242% to $779,819 for the three month period ended September 30, 2005 from $228,036 realized in the comparable period in 2004. The average price realized for oil increased 40% in the current period over the average price realized during the same period in 2004. The average price realized for natural gas increased 22% in the current period from the average price realized during the same period in 2004. In the three months ended September 30, 2005, production of natural gas increased 249% over the comparable period in 2004. Production of oil decreased 23% from the comparable period in 2004. The 249% increase in natural gas production is primarily due to commencement of production from new wells on West Cameron Block 165. The 23% decrease in oil production is due to normal decline because of the age of the oil wells.
     Revenues from oil royalties increased 7% during the current three month period from the comparable period in 2004. The volume of oil sold decreased 412 barrels and the average price received for oil increased $17.42 per barrel to $60.91 in the current period from the $43.49 realized in 2004.
     Revenues from natural gas royalties were up 327% in the current period from the results of the corresponding period in 2004. The volume of natural gas sold increased 67,690 mcf and the average price of natural gas increased $1.40 per mcf to $7.66 from $6.26 for the same period in 2004.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2005 and 2004 are presented in the following table.

	September 30,
	2005	2004
OIL
Barrels sold	1,357	1,769
Average price	$60.91	$43.49

NATURAL GAS
Mcf sold	94,928	27,238
Average price	$7.66	$6.26

Results of Operations — Nine Months Ended September 30, 2005 and 2004
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 211% in the quarter ended September 30, 2005 from the levels realized in the comparable quarter of 2004, primarily due to higher prices and increased production.
     Net income increased 237% to $2,071,120 for the nine month period ended September 30, 2005 from $614,582 realized in the comparable period in 2004. The average price realized for oil increased 37% in the current period over the average price realized during the same period in 2004. The average price realized for natural gas increased 20% in the current period from the average price realized during the same period in 2004. In the nine months ended September 30, 2005, production of natural gas increased 229% over the comparable period in 2004. Production of oil decreased 7% from the comparable period in 2004. The 229% increase in natural gas production is primarily due to commencement of production from new wells on West Cameron Block 165. The 7% decrease in oil production is due to normal decline because of the age of the oil wells.
     Due to the loss of production caused by hurricanes Katrina and Rita, revenue and net income during the current nine month period was reduced. Based on the most recent information available to Tidelands, income for the nine months ended September 30, 2005 is estimated to be reduced by approximately 14%.
     Revenues from oil royalties increased 27% during the current nine month period from the comparable period in 2004. The volume of oil sold decreased 387 barrels and the average price received for oil increased $14.29 per barrel to $53.28 in the current period from the $38.99 realized in 2004.
     Revenues from natural gas royalties were up 52% in the current period from the results of the corresponding period in 2004. The volume of natural gas sold increased 182,094 mcf and the average price of natural gas increased $1.23 per mcf to $7.24 from $6.01 for the same period in 2004.
     The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2005 and 2004 are presented in the following table.

	September 30,
	2005	2004
OIL
Barrels sold	5,256	5,643
Average price	$53.28	$38.99

NATURAL GAS
Mcf sold	261,579	79,485
Average price	$7.24	$6.01
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

TIDELANDS ROYALTY TRUST “B”
Bank of America, N.A., Trustee

November 14, 2005	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

November 14, 2005	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650