Form 10-K
period 2005-12-31
TIDELANDS ROYALTY TRUST B
filed 2006-03-31
CIK 276077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 0-8677
Tidelands Royalty Trust “B”
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6007863 (I.R.S. Employer Identification No.)

c/o The Corporate Trustee Bank of America, N.A. P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)
Registrant’s telephone number, including area code: (800) 985-0794
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2005: $13,963,435.
     Number of Units of Beneficial Interest outstanding as of March 30, 2006: 1,386,375 Units.
     Documents incorporated by reference: None.

Part I
Item 1. Business
     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to interests in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, Elf Exploration, Inc. (“Elf”), and their respective assignees.
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
     Tidelands has six assigned leases. At December 31, 2005 five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. One lease acquired in 2001 does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments. This lease is expected to terminate on April 30, 2006.

     Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number	Acres	Decimal	Operator
Galveston	303	4565 (1)	5,760	0.041662	W&T Offshore Inc.
Sabine Pass	13	3959 (1)	3,438	0.041662	Newfield / Nippon
West Cameron	165	758 (1)	5,000	0.041662	Linder / Devon
West Cameron	225	900 (1)	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	262	22538 (2)	2,500	0.062500	Chevron
West Cameron	291	4397 (1)	5,000	0.041662	Newfield / Devon
Total acres			25,448

(1)	The $1,500,000 production payment has been paid.

(2)	There are no wells on this lease.
     In 2005, approximately 13% of Tidelands’ royalty revenues were attributable to oil and approximately 87% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2005, Tidelands received royalty payments from five working interest owners. The following table shows the percentage received each year for the past 3 years from those working interest owners:

Company	2005	2004	2003
Devon Energy Production Company	90%	80%	65%
Burlington Resources	—	—	3%
Dominion Exploration & Production Co	1%	—	2%
Forest Oil Corp	1%	1%	1%
W&T Offshore Inc	6%	12%	12%
Dunhill Resources	—	1%	12%
Barron Petroleum Inc	2%	4%	5%
Orca Management LLC	—	2%	—

	100%	100%	100%

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
Item 1A. Risk Factors
     Although various risk factors and specific cautionary statements are described elsewhere in this annual report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of Tidelands.
Oil and natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds available to Tidelands and distributions to Tidelands unitholders.
     Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on our revenues and operating cash flows, which could decrease our distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond our control. These factors include, but are not limited to:
•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
     Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.
     Lower prices may reduce the amount of oil and natural gas that is economic to produce and reduce net profits available to Tidelands. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.
Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area will reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, Hurricane Rita came ashore near Beaumont Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the fourth quarter of 2005 and the wells on Sabine Pass Block 13 were shut in during October 2005. Based on discussions with the operators, we expect that the West Cameron wells will not go back on production until the second quarter of 2006, which could have a material adverse effect on our revenues and operating cash flows.
The operators of the working interest owner are subject to extensive governmental regulation.
     Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our royalty interests.
The Trustee, Tidelands and its unitholders do not control the operation or development of the properties in the Royalty Area and have little influence over operation or development.
     The Trustee, Tidelands and its unitholders have little, if any, influence or control over the operation or future development of the underlying properties. The properties in the Royalty Area are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Area and payments to Tidelands for its royalty interests.
     The current working interest owners are under no obligation to continue operating the properties. The Trustee, Tidelands and its unitholders do not have the right to replace an operator.
The owner of any properties in the Royalty Area may abandon any property, terminating the related royalty interest Tidelands may hold.
     The working interest owners may at any time transfer all or part of the properties in the Royalty Area to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Tidelands will not receive any proceeds of any such transfer. Following any transfer, the Royalty Area will continue to be subject to Tidelands’ royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Tidelands its royalty interest on the transferred portion of the Royalty Area, and the current owner of the Royalty Area would have no continuing obligation to Tidelands for those properties.
     The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of Tidelands’ royalty interest relating to the abandoned well.
Tidelands’ royalty interest can be sold and the Tidelands trust can be terminated.
     The Tidelands trust may be terminated and the Trustee may sell Tidelands’ royalty interests if holders of 80% of the units of beneficial interest of Tidelands approve the sale and vote to terminate the trust. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from Tidelands. Any such sale may not be on terms acceptable to all unitholders.
Royalty interests are depleting assets and, if the working interest owners or other operators of the Royalty Area do not perform additional development projects, the assets may deplete faster than expected.
     The net proceeds payable to Tidelands are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Tidelands.
Unitholders have limited voting rights.
     Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, Tidelands is administered by a corporate Trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of Tidelands.
Terrorism and continued geopolitical hostilities could adversely affect Tidelands’ distributions to its unitholders or the market price of its units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect Tidelands’ distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.
Important reserve and other information with respect to the particular leases subject to Tidelands’ royalty interest is difficult to obtain.
     The leasehold working interests that are subject to the rights held by Tidelands were originally owned in whole or in part by Chevron and, except for one non-producing lease, have been assigned to other oil and natural gas exploration and production companies. Certain information including, but not limited to, reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage and net wells and net acres, with respect to the particular leases subject to Tidelands’ interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information.
Item 1B. Unresolved Staff Comments
     Not Applicable.
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
     No reports on oil and natural gas reserves were filed with any federal authority or agency during 2005 by Tidelands.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	2005	2004	2003
Quantity of royalty oil and natural gas sold:
Oil (in barrels (“bbls”))	5,839	8,022	8,043
Natural gas (in thousand cubic feet (“mcf”))	263,901	175,835	180,196
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$53.74	$41.73	$31.86
Natural gas (per mcf) (1)(2)	$7.76	$5.92	$5.44

(1)	The weighted average sales price is calculated from data provided by the operators.

(2)	The $127,234 restored contingency reserve is excluded from the 2003 computation.

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding crude oil sales prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.
     Interests in Properties. Tidelands’ properties consist of production payments and overriding royalty interests in 6 oil and natural gas leases covering 25,448 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.
     Productive Properties. Set forth in the table below is certain information as of December 31, 2005, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	10

13

Gross Leased Acres:
Productive	22,948
Non-Productive	2,500

25,448

     Information regarding net wells or acres is not included since Tidelands does not own any working interests. Eight of the 13 wells were shut in during the fourth quarter of 2005 due to hurricane damage to pipelines.
     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from five leases in the Royalty Area, although delivery quantities are subject to the producing capability of the wells and seasonal demand.
     Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. Rita did not damage the structures on the three leases but did damage the pipeline and onshore facilities to the extent that no deliveries of oil and natural gas could be made from these properties. This condition existed for West Cameron Block 165 and West Cameron Block 225 for the entire fourth quarter of 2005 and Sabine Pass Block 13 was off production for the month of October. The only field producing during the fourth quarter of 2005 was the Galveston Block 303 field which was not damaged by Rita.
     Two wells are currently being drilled on the West Cameron Block 165 field. Devon is drilling well number A-8 on block 165 and Newfield is drilling well number 8 on block 291.
     Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Tidelands’ predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Tidelands were originally owned in whole or in part by Chevron and, except for one non-producing lease, have been assigned to other oil and natural gas exploration and production companies. Certain information including, but not limited to, reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage and net wells and net acres, with respect to the particular leases subject to Tidelands’ interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

Item 3. Legal Proceedings
     Neither Tidelands nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.
Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter of 2005, no matters were presented to the unitholders for a vote.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities
     Tidelands is authorized to issue 1,386,525 units of beneficial interest. As of January 13, 2006, 1,386,375 units were held by 346 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2005.
     The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD’s Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in Tidelands’ units of beneficial interest. The following table presents information obtained from public internet sources for 2005 and 2004 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2005
First quarter	$11.90	$7.50	$0.39
Second quarter	15.75	9.05	0.54
Third quarter	19.50	14.05	0.56
Fourth quarter	18.80	12.00	0.13
2004
First quarter	$10.25	$6.85	$0.14
Second quarter	9.50	5.75	0.16
Third quarter	8.00	6.10	0.16
Fourth quarter	8.25	6.50	0.23
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
     While Tidelands’ complete Form 10-K (excluding exhibits) for the year ended December 31, 2005, is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

Item 6. Selected Financial Data

	(In Thousands, Except Per Unit Amounts)
	2005	2004	2003	2002	2001
Income – oil and natural gas royalties	$2,363	$1,376	$1,365	$1,011	$1,166
Net income	$2,241	$1,264	$1,271	$879	$1,092
Net income per unit	$1.62	$.91	$.92	$.63	$.79
Distributions to unitholders	$2,663	$954	$1,349	$668	$1,332
Distributions per unit	$1.92	$.69	$.97	$.48	$.96
Total assets	$1,797	$1,804	$1,489	$1,533	$1,299
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
     Summary Review. Tidelands’ results of operations for 2005 were affected by damage caused by hurricane Rita that came ashore near Beaumont, Texas in September 2005. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the fourth quarter of 2005 and the wells on Sabine Pass Block 13 were shut in during October 2005. Net income in the third quarter of 2005 amounted to $780,000 and declined to $170,000 in the fourth quarter of 2005 primarily due to loss of production from the wells on West Cameron Block 165 and 225. During the fourth quarter of 2005, oil production declined 57% and natural gas production declined 97% as compared to the third quarter of 2005. As a result, royalties distributed to unitholders from oil and natural gas produced in the fourth quarter of 2005 declined to $0.059918 per unit from $0.540785 per unit in the third quarter of 2005. Of this reduction in the distribution as compared to the third quarter of 2005, $0.488236 is directly attributable to the loss of production from the wells on West Cameron Block 165 and 225. Based on discussions with operators, it is expected that the West Cameron wells will not go back on production until the second quarter of 2006.
     Tidelands’ net income in 2005 amounted to $2,241,485 or $1.62 per unit as compared to $1,264,280 or $0.91 per unit in 2004 and $1,271,278 or $0.92 per unit in 2003.
     Administrative expenses amounted to $140,000 in 2005, an increase of $22,500 over 2004. This increase is primarily due to an increase in the administrative cost allocation from Marine Petroleum Corporation and an increase in the cost of maintaining unitholder records and distributions.
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years. The following table presents comparative operating data which reflects these underlying circumstances.

	For Years Ended December 31,
	2005	2004	2003
Income:
Oil royalties (1)	$313,777	$334,770	$256,257
Natural gas royalties (2)	2,048,982	1,040,881	981,234

	$2,362,759	$1,375,651	$1,237,491
Net production quantities:
Oil (bbls)	5,839	8,022	8,043
Natural gas (mcf)	263,901	175,835	180,196

Average net prices:
Oil (1)	$53.74	$41.73	$31.86
Natural gas (1)(2)	$7.76	$5.92	$5.44

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

(2)	The $127,234 restored contingency reserve is excluded from the 2003 computation.
     During the year ended December 31, 2003, Tidelands restored to income $127,234 of its contingency reserve that management determined was no longer needed to cover refunds that may be required upon redetermination of natural gas prices for royalty payments in prior periods.
     Oil and Natural Gas Royalties – 2005 and 2004. During 2005, Tidelands received approximately 13% of its royalty income from the sale of oil and 87% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2005 increased approximately 72% from fiscal 2004.
     Revenue from oil royalties amounted to $313,777 in fiscal 2005, a decrease of 6% as compared to the $334,770 realized in fiscal 2004. The decrease was due to the decrease in production.
     Revenue from natural gas royalties amounted to $2,048,982, an increase of 97% as compared to the $1,040,881 realized in fiscal 2004. The increase was due to an increase in the price realized for natural gas and the increase in production due to a new well.
     General and administrative expenses for 2005 amounted to $140,675, an increase of 19% over $118,087 in 2004. There was an increase in the administrative expense allocation from Marine Petroleum Corporation and the cost of maintaining unitholder records and making cash distributions also increased in 2005.
     Oil and Natural Gas Royalties – 2004 and 2003. During fiscal 2004, Tidelands received approximately 24% of its royalty income from the sale of oil and 76% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2004 increased approximately 11% from fiscal 2003.

     Oil royalties during fiscal 2004 in the amount of $334,770 were 31% higher than oil royalties received in fiscal 2003 in the amount of $256,257. There was an increase in the average price received that offset a slight decrease in the quantity of oil sold.
     Natural gas royalties during fiscal 2004 in the amount of $1,040,881 were 6% higher than natural gas royalties received in fiscal 2003 in the amount of $981,234. This decrease in natural gas royalties was the result of an increase in the price received for natural gas offset by a decrease in the quantity sold.
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
     Forward-Looking Statements. The statements discussed in this annual report on Form 10-K regarding our future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-K.
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
Item 8. Financial Statements and Supplementary Data
     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 15 through 21 hereof:
     See also “Exhibits and Financial Statement Schedules” of this Form 10-K for further information concerning the financial statements of Tidelands and its subsidiary. All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     During 2005 and 2004 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.
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
     R. Ray Bell may be considered a significant employee of Tidelands. Mr. Bell has been involved in the administration of Tidelands since its inception. He is 78 years old, and since July 1, 1977, Mr. Bell has been employed by Marine Petroleum Corporation, a subsidiary of Marine, as president, vice president and director. Mr. Bell will serve in such capacities until the next annual meeting of directors of Marine Petroleum Corporation or until his successor is elected and qualified. Mr. Bell acts as the principal accounting officer of Tidelands for purposes of Tidelands’ filings with the Securities and Exchange Commission.

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
     Tidelands has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.
Item 11. Executive Compensation
     During the year ended December 31, 2005, Tidelands paid or accrued fees of $20,938 to Bank of America, N.A., as corporate trustee. During the year ended December 31, 2005, Tidelands paid $36,684 to Marine Petroleum Corporation as its share of certain administrative expenses. These expenses are shared in the ratio of each of Tidelands’ and Marine’s gross receipts to the total gross receipts of both trusts.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2005	of Class
Units of Beneficial Interest	Marine Petroleum Trust	452,366	32.6%
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
Item 13. Certain Relationships and Related Transactions
     During the fiscal year ended December 31, 2005, there were no material transactions or series of similar transactions, since the beginning of Tidelands’ last fiscal year, or any currently proposed transactions or series of similar transactions, to which Tidelands was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Tidelands, or any member of the immediate family of any of the foregoing persons, has an interest.
Item 14. Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004
Audit Fees	$32,250	$30,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Tidelands Royalty Trust “B”:
     We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust “B” (“Tidelands”) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Tidelands’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust “B” and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Dallas, Texas
March 30, 2006	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets

Current assets:
Cash and cash equivalents	$1,662,154	$1,206,804
Oil and natural gas royalties receivable	134,434	396,015
Interest receivable	—	1,403

Total current assets	1,796,588	1,604,222
Oil, natural gas and other mineral properties	2	2
Investment in U.S. Treasury and agency bonds	—	200,000

	$1,796,590	$1,804,224

Liabilities and Trust Equity

Current liabilities:
Accounts payable	$8,699	$17,984
Federal income taxes payable	1,401	3,560
Income distributable to unitholders	749,343	323,610

Total current liabilities	759,443	345,154

Trust equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	2	2
Undistributed income (note 2)	1,037,145	1,459,068

Total trust equity	1,037,147	1,459,070

	$1,796,590	$1,804,224

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
Income:
Oil and natural gas royalties	$2,362,759	$1,375,651	$1,364,733
Interest and other	36,954	11,916	22,419

Total income	2,399,713	1,387,567	1,387,152
Expenses:
General and administrative	140,675	118,087	110,384

Income before federal income taxes	2,259,038	1,269,480	1,276,768
Federal income taxes of subsidiary (note 1(e))	17,553	5,200	5,490

Net income	2,241,485	1,264,280	1,271,278
Undistributed income at beginning of year	1,459,069	1,148,633	1,226,179

	3,700,554	2,412,913	2,497,457
Distributions to unitholders	2,663,409	953,845	1,348,824

Undistributed income at end of year	$1,037,145	$1,459,068	$1,148,633

Net income per unit	$1.62	$.91	$.92

Distributions per unit	$1.92	$.69	$.97

Weighted average units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,241,485	$1,264,280	$1,271,278
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	—	12,760	15,802
Loss on sale of U.S. Treasury and agency bonds	—	761	—
Change in assets and liabilities:
Oil and natural gas royalties receivable	261,581	(230,250)	108,499
Federal income taxes receivable	—	—	12,037
Interest receivable	1,403	4,261	(1,010)
Accounts payable	(9,285)	12,852	(125,901)
Federal income tax payable	(2,159)	2,858	702

Net cash provided by operating activities	2,493,025	1,067,522	1,281,407

Cash flows used in investing activities:
Investment in U.S. Treasury and agency bonds	—	(201,034)	(206,301)
Proceeds from sale of U.S. agency bonds	200,000	699,549	200,000

Net cash provided by (used in) investing activities	200,000	498,515	(6,301)
Cash flows used in financing activities – cash distributions to unitholders	(2,237,675)	(965,195)	(1,189,519)

Net increase (decrease) in cash and cash equivalents	455,350	600,842	85,587
Cash and cash equivalents at beginning of year	1,206,804	605,962	520,375

Cash and cash equivalents at end of year	1,662,154	$1,206,804	$605,962

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
     Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses and to assist the trustees in the administration of the trust. For the years ended 2005, 2004 and 2003 Tidelands paid $37,000, $25,000 and $18,000 to Marine Petroleum Corporation, respectively. At December 31, 2005 and 2004, Marine Petroleum Trust owned 32.6% of Tidelands’ outstanding units of beneficial interest.
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the fourth quarter of 2005 and the wells on Sabine Pass Block 13 were shut in during October 2005. Based on discussions with operators, it is expected that the West Cameron wells will not go back on production until the second quarter of 2006.
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
     Net revenues from oil and natural gas royalties related to proved developed oil and natural gas reserves were $2,362,759, $1,375,651 and $1,364,733 in 2005, 2004, and 2003, respectively.
     (e) Federal Income Taxes
     No provision has been made for Federal income taxes on Tidelands’ income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion. Tidelands Corporation had federal income taxes payable of $1,401 as of December 31, 2005. There were no significant deferred tax assets or liabilities as of December 31, 2005 and 2004. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.
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
     Cash equivalents of $854,143 and $838,297 at December 31, 2005 and 2004, respectively, consist of cash held in a money market account that invests in U.S. Treasury securities. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.
     (g) Statements of Cash Flows
     Tidelands Corporation paid $19,671, $2,342, and $5,000 in federal income taxes in 2005, 2004, and 2003, respectively. No payments of interest were made in 2005, 2004 and 2003.
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

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     (j) Significant Royalty Sources
     Royalty revenue received by Tidelands from producers is summarized as follows:

	2005	2004	2003
Devon Energy Production Company	90%	80%	65%
W & T Offshore	6%	12%	12%
Burlington Resources Oil and Natural Gas Company	—	1%	3%
Dunhill Resources, Inc.	—	—	12%
Millenium Offshore Group	—	—	—
Others	4%	7%	8%

	100%	100%	100%

(2) UNDISTRIBUTED INCOME
     Undistributed income includes $825,008 and $869,175 applicable to the subsidiary corporation at December 31, 2005 and 2004, respectively.
(3) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)
     Oil and natural gas reserve information relating to Tidelands’ royalty interests is not presented because such information is not available to Tidelands. Tidelands’ share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) – 5,839 in 2005, 8,022 in 2004 and 8,043 in 2003; and natural gas (mcf) – 263,901 in 2005, 175,835 in 2004, and 180,196 in 2003.
(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following quarterly financial information for the years ended December 31, 2005 and 2004 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and
	Natural Gas	Net	Net Income
	Royalties	Income	Per Unit
Quarter ended:
March 31, 2005	$ 578,241	$ 540,408	$ .39
June 30, 2005	785,750	750,893.54
September 30, 2005	809,535	779,819.56
December 31, 2005	189,233	170,365.13

	$2,362,759	$2,241,485	$1.62

Quarter ended:
March 31, 2004	$ 255,557	$ 224,418	$ .16
June 30, 2004	194,938	162,128.12
September 30, 2004	247,336	228,036.16
December 31, 2004	677,820	649,698.47

	$1,375,651	$1,264,280	$ .91

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 30, 2006	(Registrant)

By: Bank of America, N.A.
(in its capacity as Corporate Trustee
of Tidelands Royalty Trust “B” and not in
its individual capacity or otherwise)

	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		CAPACITIES	DATE

Bank of America, N.A.		Corporate Trustee	March 30, 2006
By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

/s/ R. RAY BELL		(Acting as Principal Accounting Officer)	March 30, 2006

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