Form 10-Q
period 2006-03-31
TIDELANDS ROYALTY TRUST B
filed 2006-05-12
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Yes ☐       No ☑.
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 12, 2006, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)
ASSETS

	March 31,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$968,464	$1,662,154
Oil and gas royalties receivable	181,272	134,434

Total current assets	$1,149,736	$1,796,588

Oil, gas and other mineral properties	2	2

	$1,149,738	$1,796,590

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$—	$8,699
Federal income taxes payable	2,401	1,401
Income distributable to unitholders	82,683	749,343

Total current liabilities	$85,084	$759,443

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,064,652	1,037,145

Total trust equity	1,064,654	1,037,147

	$1,149,738	$1,796,590

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Income:
Oil and gas royalties	$138,299	$578,241
Interest and other	9,073	6,882

	147,372	585,123

Expenses:
General and administrative	31,719	40,915

Income before Federal income taxes	115,653	544,208
Federal income taxes of subsidiary	5,077	3,800

Net income	110,576	540,408
Undistributed income at beginning of period	1,037,145	1,459,068

	1,147,721	1,999,476
Distributions to unitholders	83,069	525,974

Undistributed income at end of period	$1,064,652	$1,473,502

Net income per unit	$0.08	$0.39

Distributions per unit	$0.06	$0.38

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$110,576	$540,408

Change in assets and liabilities:
Oil and gas royalties receivable	(46,838)	13,201
Interest receivable	—	(2,836)
Accounts payable	(8,699)	(10,339)
Federal income taxes payable	1,000	3,800

Net cash provided by operating activities	56,039	544,234

Cash flows from financing activities:
Distributions to unitholders	(749,729)	(323,997)

Net increase (decrease) in cash and cash equivalents	(693,690)	220,237

Cash and cash equivalents at beginning of period	1,662,154	1,206,804

Cash and cash equivalents at end of period	$968,464	$1,427,041

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first quarter of 2006 due to hurricane damage. Based on discussions with operators, it is expected that the West Cameron wells will not go back on production until the second quarter of 2006.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends beginning in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On March 31, 2006, the undistributed income of Tidelands was $234,156 and the undistributed income of its subsidiary was $830,496.

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
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first quarter of 2006 due to hurricane damage. Based on discussions with operators, it is expected that the West Cameron wells will not go back on production until the second quarter of 2006.
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
     Tidelands has five assigned leases. At May 1, 2006, five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. The lease on West Cameron Block 262 expired on May 1, 2006. Nippon Oil Exploration USA has acquired the lease on Sabine Pass Block 13 from Devon. Devon retained the deep rights to minerals at depths below 15,000 feet.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands continues to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

Area	Block	Lease Number		Acres	Decimal	Operator
Galveston	303	4565	(1)	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	(1)	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	(1)	5,000	0.041662	Linder Oil Company
West Cameron	225	900	(1)	3,750	0.010416	Dominion Exploration and
						Production Inc.
West Cameron	291	4397	(1)	5,000	0.041662	Newfield Exploration Company

Total acres				22,948

(1)	The $1,500,000 production payment has been paid.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2006. Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 13 wells located on 5 different leases. The wells vary in age from less than one year to 24 years. Information on each of the 13 wells is presented in the following table:

Location	Well	Type	First Produced	Current Status
West Cameron Block 165	A007	Gas	March 2005	Shut in
West Cameron Block 165	A006	Gas	August 2004	Shut in
West Cameron Block 165	A001	Gas	September 2002	Shut in
West Cameron Block 225	6	Gas	January 2001	Shut in
West Cameron Block 225	C001D	Gas	May 2003	Shut in
West Cameron Block 225	C001	Gas	February 2004	Shut in
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Shut in
West Cameron Block 291	3	Gas	April 1998	Shut in
Galveston Area Block 303	B001	Gas	April 2001	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing

     Since September 2005, Devon has not been able to sell natural gas from the West Cameron Block 165 Field due to damage to the pipeline that is connected to wells in the field. This is the primary cause of the 83% decrease in royalties from the royalties that were realized prior to the hurricane. Devon expects that repairs to the pipeline will be completed during the second quarter of 2006.
     Usually, Tidelands receives about 90% of its revenue from the sale of natural gas. However, with a major producing field shut in, the percentage has declined to 50% during the three months ended March 31, 2006. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
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

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
March 31, 2005	1,829	69,144	0.39	0.38
June 30, 2005	2,070	97,507	0.54	0.43
September 30, 2005	1,357	94,928	0.56	0.57
December 31, 2005	583	15,689	0.13	0.54
March 31, 2006	1,117	10,384	0.08	0.06
     Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see "—Forward-Looking Statements.” Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.
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

Results of Operations — Three Months Ended March 31, 2006 and 2005
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties decreased 76% in the quarter ended March 31, 2006 from the levels realized in the comparable quarter of 2005, primarily due to the temporary shut in of wells in the West Cameron Block 165 Field.
     Net income decreased 80% to $110,576 for the three month period ended March 31, 2006 from $540,408 realized in the comparable period in 2005. The average price realized for oil increased 26% in the current period over the average price realized during the same period in 2005. The average price realized for natural gas decreased 3% in the current period from the average price realized during the same period in 2005. In the three months ended March 31, 2006, production of natural gas decreased 85% over the comparable period in 2005. Production of oil decreased 39% from the comparable period in 2005.
     Revenues from oil royalties decreased 23% during the current three month period from the comparable period in 2005. The volume of oil sold decreased 712 barrels and the average price received for oil increased $12.84 per barrel to $62.02 in the current period from the $49.18 realized in 2005.
     Revenues from natural gas royalties were down 86% in the current period from the results of the corresponding period in 2005. The volume of natural gas sold decreased 58,760 mcf and the average price of natural gas decreased $0.21 per mcf to $6.85 from $7.06 for the same period in 2005.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2006 and 2005 are presented in the following table.

	March 31,
	2006	2005
OIL
Barrels sold	1,117	1,829
Average price	$62.02	$49.18

NATURAL GAS
Mcf sold	10,384	69,144
Average price	$6.85	$7.06
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
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of Tidelands, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to Tidelands and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee, with the participation of Tidelands’ principal accounting officer, evaluated the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in Tideland’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.
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

TIDELANDS ROYALTY TRUST “B”

Bank of America, N.A., Trustee

May 12, 2006	By:	/s/ RON E. HOOPER

Ron E. Hooper Senior Vice President

May 12, 2006	By:	/s/ R. RAY BELL

R. Ray Bell Principal Accounting Officer

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650