Form 10-Q
period 2006-06-30
TIDELANDS ROYALTY TRUST B
filed 2006-08-11
CIK 276077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
As of August 11, 2006, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,089,961	$1,662,154
Oil and gas royalties receivable	162,607	134,434

Total current assets	$1,252,568	$1,796,588

Oil, gas and other mineral properties	2	2

	$1,252,570	$1,796,590

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$4,454	$8,699
Federal income taxes payable	2,601	1,401
Income distributable to unitholders	191,691	749,343

Total current liabilities	$198,746	$759,443

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,053,822	1,037,145

Total trust equity	1,053,824	1,037,147

	$1,252,570	$1,796,590

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income:
Oil and gas royalties	$206,577	$785,750	$344,876	$1,363,991
Interest income	8,912	8,429	17,985	15,311

	215,489	794,179	362,861	1,379,302

Expenses:
General and administrative	32,042	37,545	63,761	78,460

Income before Federal income taxes	183,447	756,634	299,100	1,300,842
Federal income taxes of subsidiary	2,200	5,741	7,277	9,541

Net income	181,247	750,893	291,823	1,291,301
Undistributed income at beginning of period	1,064,652	1,473,502	1,037,145	1,459,068

	1,245,899	2,224,395	1,328,968	2,750,369
Distributions to unitholders	192,077	599,025	275,146	1,124,999

Undistributed income at end of period	$1,053,822	$1,625,370	$1,053,822	$1,625,370

Net income per unit	$0.13	$0.54	$0.21	$0.93

Distributions per unit	$0.14	$0.43	$0.20	$0.81

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$291,823	$1,291,301

Change in assets and liabilities:
Oil and gas royalties receivable	(28,173)	(48,343)
Interest receivable	—	39
Accounts payable	(4,245)	(7,936)
Federal income taxes payable	1,200	1,870

Net cash provided by operating activities	260,605	1,236,931

Cash flows from financing activities:
Distributions to unitholders	(832,798)	(849,971)

Net increase (decrease) in cash and cash equivalents	(572,193)	386,960

Cash and cash equivalents at beginning of period	1,662,154	1,206,804

Cash and cash equivalents at end of period	$1,089,961	$1,593,764

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first six months of 2006 due to hurricane damage. Based on discussions with operators, the wells on West Cameron Blocks 165 and 291 were back on production in July 2006.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends since in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On June 30, 2006, the undistributed income of Tidelands was $222,546 and the undistributed income of its subsidiary was $831,276.

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
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first six months of 2006 due to hurricane damage. Based on discussions with operators, the wells on West Cameron Blocks 165 and 291 were back on production in July 2006.
     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the Acquisition Expiration Date, Tidelands’ interest in such lease converted to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.
     Tidelands has five assigned leases. All five of Tidelands’ assigned leases contain producing wells and have paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%. The lease on West Cameron Block 262 expired on May 1, 2006. Nippon Oil Exploration USA has acquired the lease on Sabine Pass Block 13 from Devon. Devon retained the deep rights to minerals at depths below 15,000 feet.

     Since the Acquisition Expiration Date, Chevron and Elf are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands continues to receive payments on leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number	Acres	Decimal	Operator
Galveston	303	4565	5,760	0.041662	W&T Offshore, Inc.
Sabine Pass	13	3959	3,438	0.041662	Newfield Exploration Company
West Cameron	165	758	5,000	0.041662	Devon Energy Production Company
West Cameron	225	900	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	291	4397	5,000	0.041662	Newfield Exploration Company

Total acres			22,948

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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended June 30, 2006. Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 13 wells located on 5 different leases. The wells vary in age from less than one year to 24 years. Information on each of the 13 wells is presented in the following table:

Location	Well	Type	First Produced	Status as of June 30, 2006
West Cameron Block 165	A007	Gas	March 2005	Shut in
West Cameron Block 165	A006	Gas	August 2004	Shut in
West Cameron Block 165	A001	Gas	September 2002	Shut in
West Cameron Block 225	6	Gas	January 2001	Shut in
West Cameron Block 225	C001D	Gas	May 2003	Shut in
West Cameron Block 225	C001	Gas	February 2004	Shut in
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Shut in
West Cameron Block 291	3	Gas	April 1998	Shut in
Galveston Area Block 303	B001	Gas	April 2001	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
     Since September 2005, Devon has not been able to sell natural gas from the West Cameron Block 165 Field due to damage to the pipeline that is connected to wells in the field. This is the primary cause of the 75% decrease in royalties from the royalties that were realized prior to the hurricane. On June 15, 2006, the pipeline company announced that repairs to the pipeline were completed. Based on discussions with operators, the wells on West Cameron Blocks 165 and 291 were back on production in July 2006.

     Usually, Tidelands receives about 90% of its revenue from the sale of natural gas. However, with a major producing field shut in, the percentage has declined to 31% during the six months ended June 30, 2006. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
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

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
June 30, 2005	2,070	97,507	0.54	0.43
September 30, 2005	1,357	94,928	0.56	0.57
December 31, 2005	583	15,689	0.13	0.54
March 31, 2006	1,117	10,384	0.08	0.06
June 30, 2006	2,510	5,949	0.13	0.14
     Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see “—Forward-Looking Statements.” Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.
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
Results of Operations – Three Months Ended June 30, 2006 and 2005
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties decreased 74% in the quarter ended June 30, 2006 from the levels realized in the comparable quarter of 2005, primarily due to the temporary shut in of wells in the West Cameron Block 165 Field.
     Net income decreased 76% to $181,247 for the three month period ended June 30, 2006 from $750,893 realized in the comparable period in 2005. The average price realized for oil increased 30% in the current period over the average price realized during the same period in 2005. The average price realized for natural gas decreased 10% in the current period from the average price realized during the same period in 2005. In the three months ended

June 30, 2006, production of natural gas decreased 94% over the comparable period in 2005. Production of oil increased 21% from the comparable period in 2005.
     Revenues from oil royalties increased 58% during the current three month period from the comparable period in 2005. The volume of oil sold increased 440 barrels and the average price received for oil increased $15.52 per barrel to $67.42 in the current period from the $51.90 realized in 2005.
     Revenues from natural gas royalties were down 95% in the current period from the results of the corresponding period in 2005. The volume of natural gas sold decreased 91,558 mcf and the average price of natural gas decreased $0.68 per mcf to $6.28 from $6.96 for the same period in 2005.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2006 and 2005 are presented in the following table.

	June 30,
	2006	2005
OIL
Barrels sold	2,510	2,070
Average price	$67.42	$51.90

NATURAL GAS
Mcf sold	5,949	97,507
Average price	$6.28	$6.96
Results of Operations – Six Months Ended June 30, 2006 and 2005
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties decreased 75% in the six months ended June 30, 2006 from the levels realized in the comparable six months of 2005, primarily due to the temporary shut in of wells in the West Cameron Block 165 Field.
     Net income decreased 77% to $291,823 for the six month period ended June 30, 2006 from $1,291,301 realized in the comparable period in 2005. The average price realized for oil increased 30% in the current period over the average price realized during the same period in 2005. The average price realized for natural gas decreased 5% in the current period from the average price realized during the same period in 2005. In the six months ended June 30, 2006, production of natural gas decreased 90% over the comparable period in 2005. Production of oil decreased 7% from the comparable period in 2005.
     Revenues from oil royalties increased 21% during the current six month period from the comparable period in 2005. The volume of oil sold decreased 272 barrels and the average price received for oil increased $15.14 per barrel to $65.76 in the current period from the $50.62 realized in 2005.
     Revenues from natural gas royalties were down 91% in the current six month period from the results of the corresponding period in 2005. The volume of natural gas sold decreased 150,319 mcf and the average price of natural gas decreased $0.36 per mcf to $6.64 from $7.00 for the same period in 2005.
     The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2006 and 2005 are presented in the following table.

	June 30,
	2006	2005
OIL
Barrels sold	3,627	3,899
Average price	$65.76	$50.62

NATURAL GAS
Mcf sold	16,332	166,651
Average price	$6.64	$7.00
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
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of Tidelands, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to Tidelands and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee evaluated the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in Tideland’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
     The following exhibits are included herein:
31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee

August 11, 2006	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650