Form 10-Q
period 2006-09-30
TIDELANDS ROYALTY TRUST B
filed 2006-11-13
CIK 276077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of November 10, 2006, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,137,811	$1,662,154
Oil and gas royalties receivable	499,624	134,434

Total current assets	$1,637,435	$1,796,588

Oil, gas and other mineral properties	2	2

	$1,637,437	$1,796,590

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$12,997	$8,699
Federal income taxes payable	701	1,401
Income distributable to unitholders	42,969	749,343

Total current liabilities	$56,667	$759,443

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,580,768	1,037,145

Total trust equity	1,580,770	1,037,147

	$1,637,437	$1,796,590

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Oil and gas royalties	$599,446	$809,535	$944,322	$2,173,526
Interest income	9,987	10,493	27,972	25,804

	609,433	820,028	972,294	2,199,330

Expenses:
General and administrative	38,532	33,368	102,293	111,828

Income before Federal income taxes	570,901	786,660	870,001	2,087,502
Federal income taxes of subsidiary	600	6,841	7,877	16,382

Net income	570,301	779,819	862,124	2,071,120
Undistributed income at beginning of period	1,053,822	1,625,370	1,037,145	1,459,068

	1,624,123	2,405,189	1,899,269	3,530,188
Distributions to unitholders	43,355	788,680	318,501	1,913,679

Undistributed income at end of period	$1,580,768	$1,616,509	$1,580,768	$1,616,509

Net income per unit	$0.41	$0.56	$0.62	$1.49

Distributions per unit	$0.03	$0.57	$0.23	$1.38

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$862,124	$2,071,120

Change in assets and liabilities:
Oil and gas royalties receivable	(365,190)	(93,179)
Interest receivable	—	(2,860)
Accounts payable	4,298	(7,692)
Federal income taxes payable	(700)	5,670

Net cash provided by operating activities	500,532	1,973,059

Cash flows used in financing activities–distributions to unitholders	(1,024,875)	(1,448,996)

Net (decrease) increase in cash and cash equivalents	(524,343)	524,063

Cash and cash equivalents at beginning of period	1,662,154	1,206,804

Cash and cash equivalents at end of period	$1,137,811	$1,730,867

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In September 2005 hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first six months of 2006 due to hurricane damage. The wells on West Cameron Blocks 165 and 291 were back on production in July 2006 and production on West Cameron Block 225 is presently suspended until January 2007.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends since in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On September 30, 2006, the undistributed income of Tidelands was $722,426 and the undistributed income of its subsidiary was $858,342.

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
     The Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the $1,500,000 production payment is completed, Tidelands’ interest in such lease is converted to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists. The 1951 Contract provides that any assignment by Gulf of any leases acquired by it in the Royalty Area and any assignment of the information, data or records acquired under the 1951 Contract shall be made subject to the production payments and the overriding royalty interests provided therein.
     Tidelands has a royalty interest in five leases. All five of the leases contain producing wells and have paid out their $1,500,000 production payments. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease the overriding royalty is 1.0416%.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended September 30, 2006. Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 13 wells located on 5 different leases. The wells vary in age from less than 1.5 years to 25 years. Information on each of the 13 wells is presented in the following table:

Location	Well	Type	First Produced	Status as of September 30, 2006
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001	Gas	September 2002	Producing
West Cameron Block 225	6	Gas	January 2001	Shut in
West Cameron Block 225	C001D	Gas	May 2003	Shut in
West Cameron Block 225	C001	Gas	February 2004	Shut in
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	3	Gas	April 1998	Producing
Galveston Area Block 303	B001	Gas	April 2001	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
     Over 69% of Tidelands’ revenue was from natural gas sales during the nine months ended September 30, 2006. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
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

	Production		Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
September 30, 2005	1,357	94,928	0.56	0.57
December 31, 2005	583	15,689	0.13	0.54
March 31, 2006	1,117	10,384	0.08	0.06
June 30, 2006	2,510	5,949	0.13	0.14
September 30, 2006	735	89,058	0.41	0.03
     Tidelands’ revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells is sold. Tidelands believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements.” Actual results may differ from expected results because of reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests.
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
Results of Operations — Three Months Ended September 30, 2006 and 2005
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties decreased 26% during the quarter ended September 30, 2006 from the levels realized in the comparable quarter of 2005, primarily due to the temporary shut in of wells in the West Cameron Block 165 Field.
     Net income decreased 27% to $570,301 for the three month period ended September 30, 2006 from $779,819 realized in the comparable period in 2005. The average price realized for oil increased 18% in the current period over the average price realized during the comparable period in 2005. The average price realized for natural gas decreased 20% in the current period from the average price realized during the comparable period in 2005. During the three months ended September 30, 2006, production of natural gas decreased 6% over the comparable period in 2005. Production of oil decreased 46% from the comparable period in 2005.
     Revenues from oil royalties decreased 36% during the current three month period from the comparable period in 2005. The volume of oil sold decreased 622 barrels and the average price received for oil increased $11.06 per barrel to $71.97 in the current period from the $60.91 realized in 2005.
     Revenues from natural gas royalties were down 25% in the current period from the results of the corresponding period in 2005. The volume of natural gas sold decreased 5,870 mcf and the average price of natural gas decreased $1.52 per mcf to $6.14 from $7.66 for the comparable period in 2005.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2006 and 2005 are presented in the following table.

	September 30,
	2006	2005
OIL
Barrels sold	735	1,357
Average price	$71.97	$60.91

NATURAL GAS
Mcf sold	89,058	94,928
Average price	$6.14	$7.66
Results of Operations — Nine Months Ended September 30, 2006 and 2005
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties decreased 57% during the nine months ended September 30, 2006 from the levels realized in the comparable nine months of 2005, primarily due to the temporary shut in of wells in the West Cameron Block 165 Field.

     Net income decreased 58% to $862,124 for the nine month period ended September 30, 2006 from $2,071,120 realized in the comparable period in 2005. The average price realized for oil increased 25% in the current period over the average price realized during the comparable period in 2005. The average price realized for natural gas decreased 14% in the current period from the average price realized during the comparable period in 2005. During the nine months ended September 30, 2006, production of natural gas decreased 60% over the comparable period in 2005. Production of oil decreased 17% from the comparable period in 2005.
     Revenues from oil royalties increased 4% during the current nine month period from the comparable period in 2005. The volume of oil sold decreased 894 barrels and the average price received for oil increased $13.53 per barrel to $66.81 in the current period from the $53.28 realized in 2005.
     Revenues from natural gas royalties were down 65% in the current nine month period from the results of the corresponding period in 2005. The volume of natural gas sold decreased 156,188 mcf and the average price of natural gas decreased $1.02 per mcf to $6.22 from $7.24 for the comparable period in 2005.
     The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2006 and 2005 are presented in the following table.

	September 30,
	2006	2005
OIL
Barrels sold	4,362	5,256
Average price	$66.81	$53.28

NATURAL GAS
Mcf sold	105,391	261,579
Average price	$6.22	$7.24
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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
November 10, 2006	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President