Form 10-K
period 2006-12-31
TIDELANDS ROYALTY TRUST B
filed 2007-04-02
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2006: $10,040,597.
          Number of Units of Beneficial Interest outstanding as of March 30, 2007: 1,386,375 Units.
          Documents incorporated by reference: None.

Part I
Item 1. Business
          Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, Elf Exploration, Inc. (“Elf”), and their respective assignees.
          The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in Tidelands, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. Bank of America, N.A. serves as corporate trustee (the “Trustee”). The Indenture, and the charter and bylaws of Tidelands’ wholly-owned subsidiary, prohibit the operation of any kind of trade or business. Since Tidelands’ sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.
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
          The 1951 Contract. The 1951 Contract identifies 60 specific tracts in the Gulf of Mexico. These tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assignees had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the Acquisition Expiration Date, Tidelands’ interest in such tract converted to an overriding royalty, and Tidelands receives payments equal to approximately 4.17%, as adjusted based on the leasehold interest acquired, of the value of the oil and natural gas sold as long as the lease on such tract exists.
          Tidelands has five assigned leases. At December 31, 2006, all five of Tidelands’ assigned leases contained producing wells and had paid out their $1,500,000 production payment. Tidelands’ royalty interest on four of the five leases is 4.17%. On the fifth lease, the overriding royalty interest is 1.0416%.

          Since the Acquisition Expiration Date, Chevron, Elf and their assignees are no longer obligated to assign an interest to Tidelands out of any lease that was acquired after that date. Tidelands will continue to receive payments on the leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases are listed in the table below.

		Lease
Area	Block	Number	Acres	Decimal	Operator
Galveston	303	4565	5,760	0.041662	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	0.041662	NOEX Energy, Inc.
West Cameron	165	758	5,000	0.041662	Devon Energy Production Company LP
West Cameron	225	900	3,750	0.010416	Dominion Exploration and Production Inc.
West Cameron	291	4397	5,000	0.041662	Devon Energy Production Company LP

Total acres			22,948

          In 2006, approximately 26% of Tidelands’ royalty revenues were attributable to oil and approximately 74% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2006, Tidelands received royalty payments from four working interest owners. The following table presents royalties actually received, exclusive of accruals, from each working interest owner for the past three years:

Company	2006	2005	2004
Devon Energy Production Company	59%	90%	80%
NOEX Energy Inc.	26%	—	—
Dominion Exploration & Production Co.	—	1%	—
Forest Oil Corp.	—	1%	1%
W&T Offshore Inc.	13%	6%	12%
Barron Petroleum Inc.	2%	2%	4%
Orca Management LLC	—	—	2%
Dunhill Resources	—	—	1%

	100%	100%	100%

          Tidelands derives no revenues from foreign sources and has no export sales.
          Trust Functions. Tidelands is administered by officers and employees of the Trustee. See “Directors and Executive Officers of the Registrant.”
          All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease tracts subject to Tidelands’ interests. Mellon Investor Services LLC is the agent for Tidelands for the processing and payment of distributions.
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
Oil and natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds available to Tidelands and distributions to Tidelands’ unitholders.
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
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area will reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, hurricane Rita came ashore near Beaumont Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the fourth quarter of 2005 and the wells on Sabine Pass Block 13 were shut in during October 2005. The wells on West Cameron Blocks 165 and 291 were back on stream in July 2006. The wells on West Cameron Block 225 were shut in all of 2006 and are expected to go back on stream during the first quarter of 2007.
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

The limited liability of the unitholders is uncertain.
     The unitholders are not protected from the liabilities of Tidelands to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of Tidelands as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to interest holders. While Tidelands is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of Tidelands’ assets, under the laws of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liabilities was not contractually limited to the assets of Tidelands and the assets of Tidelands and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.
If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.
     The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on Tidelands’ belief that it is exempt from tax as a passive entity; however, there is currently no clear statutory authority that Tidelands meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that Tidelands is not exempt from the margin tax, Tidelands would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006, attributable to 2007 revenues, from which no tax was withheld.
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
Item 1B. Unresolved Staff Comments
     None.
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
          Tidelands did not file any reports on oil and natural gas reserves with any federal authority or agency during 2006.

          Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	2006	2005	2004
Quantity of royalty oil and natural gas sold:
Oil (in barrels (“bbls”))	6,722	5,839	8,022
Natural gas (in thousand cubic feet (“mcf”))	229,697	263,901	175,835
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$65.04	$53.74	$41.73
Natural gas (per mcf) (1)	$6.91	$7.76	$5.92

(1)	The weighted average sales price is calculated from data provided by the operators.
          Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding crude oil sales prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.
          Interests in Properties. Tidelands’ properties consist of production payments and overriding royalty interests in five oil and natural gas leases covering 22,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.
          Productive Properties. Set forth in the table below is certain information as of December 31, 2006, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	10

13

Gross Leased Acres:
Productive	22,948
Non-Productive	0

22,948

          Information regarding net wells or acres is not included since Tidelands does not own any working interests. Five of the 13 wells were shut in from September 2005 to July 2006 and three wells remained shut-in in December 2006.
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
          In September 2005, hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. Hurricane Rita did not damage the structures on the three leases but did damage the pipeline and onshore facilities to the extent that no deliveries of oil and natural gas could be made from these properties. This condition existed for West Cameron Block 165 and West Cameron Block 225 for the entire fourth quarter of 2005 and Sabine Pass Block 13 was off production for the month of October 2005. The only field producing during the fourth quarter of 2005 was the Galveston Block 303 field which was not damaged by hurricane Rita.

          A new well was completed on West Cameron Block 291 during 2006 and a well is currently being drilled on West Cameron Block 165.
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
Item 4. Submission of Matters to a Vote of Security Holders
          During 2006, no matters were presented to the unitholders for a vote.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities
          Tidelands is authorized to issue 1,386,525 units of beneficial interest. As of March 12, 2007, 1,386,375 units were held by 325 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to Tidelands. There were no changes in the number of outstanding units of beneficial interest during 2006.
          The units of beneficial interest in Tidelands trade in the over-the-counter market and are listed in the NASD’s Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in Tidelands’ units of beneficial interest. The following table presents information obtained from public internet sources for 2006 and 2005 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2006
First quarter	$18.00	$10.25	$0.08
Second quarter	12.70	8.50	0.13
Third quarter	11.68	9.61	0.41
Fourth quarter	14.20	9.96	0.60
2005
First quarter	$11.90	$7.50	$0.39
Second quarter	15.75	9.05	0.54
Third quarter	19.50	14.05	0.56
Fourth quarter	18.80	12.00	0.13
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
          While Tidelands’ complete Form 10-K (excluding exhibits) for the year ended December 31, 2006, is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.
Item 6. Selected Financial Data

	(In Thousands, Except Per Unit Amounts)
	2006	2005	2004	2003	2002
Income — oil and natural gas royalties	$2,025	$2,363	$1,376	$1,365	$1,011
Net income	$1,912	$2,241	$1,264	$1,271	$879
Net income per unit	$1.38	$1.62	$0.91	$0.92	$0.63
Distributions to unitholders	$1,040	$2,663	$954	$1,349	$668
Distributions per unit	$0.75	$1.92	$0.69	$0.97	$0.48
Total assets at year-end	$2,666	$1,797	$1,804	$1,489	$1,533
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          Critical Accounting Policies. As an overriding royalty owner, actual production results are not known to Tidelands until reported by the operator, which could be a period of 60 to 90 days after production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
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
          Summary Review. Tidelands’ results of operations for 2006 were affected by damage caused by hurricane Rita that came ashore near Beaumont, Texas in September 2005. The wells in the West Cameron Block 165 Field were off production from September 2005 to July 2006 due to hurricane damage to the pipeline facilities that takes delivery of the gas produced in that field. The wells on Sabine Pass Block 13 were shut in during October 2005 as the result of hurricane damage to the onshore delivery facilities. The wells in the Galveston Block 303 Field continued to produce without interruption. The wells in the West Cameron Block 165 Field were back on stream in July 2006. Wells in the West Cameron Block 225 Field are still off production with production expected to resume in the first quarter of 2007.
          Tidelands’ net income in 2006 amounted to $1,912,403 or $1.38 per unit as compared to $2,241,485 or $1.62 per unit in 2005 and $1,264,280 or $0.91 per unit in 2004.
          Administrative expenses amounted to $136,000 in 2006, a decrease of $4,000 from 2005. This decrease is primarily due to a decrease in the administrative cost allocation from Marine Petroleum Corporation.
          The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years. The following table presents comparative operating data which reflects these underlying circumstances.

	For Years Ended December 31,
	2006	2005	2004
Income:
Oil royalties	$437,209	$313,777	$334,770
Natural gas royalties	1,588,203	2,048,982	1,040,881

	$2,025,412	$2,362,759	$1,375,651
Net production quantities:
Oil (bbls)	6,722	5,839	8,022
Natural gas (mcf)	229,697	263,901	175,835

Average net prices:
Oil (1)	$65.04	$53.74	$41.73
Natural gas (1)	$6.91	$7.76	$5.92

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
               Oil and Natural Gas Royalties — 2006 and 2005. During 2006, Tidelands received approximately 22% of its royalty income from the sale of oil and 78% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2006 decreased approximately 14% from fiscal 2005.
          Revenue from oil royalties amounted to $437,208 in fiscal 2006, an increase of 39% as compared to the $313,777 realized in fiscal 2005. The increase was due to an increase in production and the price realized.
          Revenue from natural gas royalties amounted to $1,588,203, a decrease of 22% as compared to the $2,048,982 realized in fiscal 2005. The decrease was due to a decrease in the price realized for natural gas and the decrease in production.
          General and administrative expenses for 2006 amounted to $135,980, a decrease of 3% from $140,675 in 2005, due to a decrease in the administrative expense allocation from Marine Petroleum Corporation.
               Oil and Natural Gas Royalties — 2005 and 2004. During 2005, Tidelands received approximately 13% of its royalty income from the sale of oil and 87% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2005 increased approximately 72% from fiscal 2004.

          Revenue from oil royalties amounted to $313,777 in fiscal 2005, a decrease of 6% as compared to the $334,770 realized in fiscal 2004. The decrease was due to a decrease in production.
          Revenue from natural gas royalties amounted to $2,048,982, an increase of 97% as compared to the $1,040,881 realized in fiscal 2004. The increase was due to an increase in the price realized for natural gas and an increase in production due to a new well.
          General and administrative expenses for 2005 amounted to $140,675, an increase of 19% from $118,087 in 2004. There was an increase in the administrative expense allocation from Marine Petroleum Corporation and the cost of maintaining unitholder records and making cash distributions also increased in 2005.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          During 2006 and 2005 there were no disagreements by Tidelands with its principal accountants on any matter of accounting principles or practices or financial statement disclosure.
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
Item 9B. Other Information
          None.
Part III
Item 10. Directors and Executive Officers of the Registrant
          Tidelands is a trust created under the laws of the State of Texas. Tidelands’ Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as the Trustee.
          Tidelands has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than ten percent of the outstanding units. Tidelands is unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.

          Because Tidelands has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas, 75202.
          Tidelands has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.
Item 11. Executive Compensation
          Tidelands has no directors or officers, and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three years, Tidelands paid or accrued fees to the Trustee, as set forth below.

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
Bank of America, N.A., the Trustee	2006	$21,248
	2005	$20,938
	2004	$23,279

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
          Pursuant to an arrangement with Marine Petroleum Corporation to share certain administrative expenses, Tidelands paid the following amounts to Marine Petroleum Corporation during the past three years. The arrangement provides that administrative expenses are shared in the ratio of each of Tidelands’ and Marine’s gross receipts to the total gross receipts of both trusts.

		Other Annual
Name of Individual or Entity	Year	Compensation
Marine Petroleum Corporation	2006	$25,558
	2005	$36,684
	2004	$24,525
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth the persons known to Tidelands who own beneficially more than five percent of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2006	of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830241 Dallas, Texas 75283-0241	452,366	32.6%
          There are no executive officers or directors of Tidelands. The Trustee does not beneficially own any units of beneficial interest. Tidelands does not maintain any equity compensation plans and Tidelands has not purchased any units during the period covered. The trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of Tidelands.
Item 13. Certain Relationships and Related Transactions
          During the fiscal year ended December 31, 2006, there were no material transactions or series of similar transactions, since the beginning of Tidelands’ last fiscal year, or any currently proposed transactions or series of similar transactions, to which Tidelands was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Tidelands, or any member of the immediate family of any of the foregoing persons, has an interest.
Item 14. Principal Accountant Fees and Services
          Fees for services performed by KPMG LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005
Audit Fees	$38,400	$32,250
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
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
(c) Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Tidelands Royalty Trust “B”:
We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust “B” (“Tidelands”) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Tidelands’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Royalty Trust “B” and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Dallas, Texas
March 30, 2007	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,834,550	$1,662,154
Oil and natural gas royalties receivable	831,022	134,434

Total current assets	2,665,572	1,796,588
Oil, natural gas and other mineral properties	2	2

	$2,665,574	$1,796,590

Liabilities and Trust Equity

Current liabilities:
Accounts payable	$25,558	$8,699
Federal income taxes payable	9,351	1,401
Income distributable to unitholders	720,922	749,343

Total current liabilities	755,831	759,443

Trust equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	2	2
Undistributed income	1,909,741	1,037,145

Total trust equity	1,909,743	1,037,147

	$2,665,574	$1,796,590

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
Income:
Oil and natural gas royalties	$2,025,412	$2,362,759	$1,375,651
Interest and other	41,998	36,954	11,916

Total income	2,067,410	2,399,713	1,387,567
Expenses:
General and administrative	135,980	140,675	118,087

Income before federal income taxes	1,931,430	2,259,038	1,269,480
Federal income taxes of subsidiary	19,027	17,553	5,200

Net income	1,912,403	2,241,485	1,264,280
Undistributed income at beginning of year	1,037,145	1,459,069	1,148,633

	2,949,548	3,700,554	2,412,913
Distributions to unitholders	1,039,807	2,663,409	953,845

Undistributed income at end of year	$1,909,741	$1,037,145	$1,459,068

Net income per unit	$1.38	$1.62	$0.91

Distributions per unit	$0.75	$1.92	$0.69

Weighted average units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,912,403	$2,241,485	$1,264,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium	—	—	12,760
Loss on sale of U.S. Treasury and agency bonds	—	—	761
Change in assets and liabilities:
Oil and natural gas royalties receivable	(696,588)	261,581	(230,250)
Interest receivable	—	1,403	4,261
Accounts payable	16,859	(9,285)	12,852
Federal income tax payable	7,950	(2,159)	2,858

Net cash provided by operating activities	1,240,624	2,493,025	1,067,522

Cash flows used in investing activities:
Investment in U.S. Treasury and agency bonds	—	—	(201,034)
Proceeds from sale of U.S. agency bonds	—	200,000	699,549

Net cash provided by (used in) investing activities	—	200,000	498,515

Cash flows used in financing activities — cash distributions to unitholders	(1,068,228)	(2,237,675)	(965,195)

Net increase (decrease) in cash and cash equivalents	172,396	455,350	600,842
Cash and cash equivalents at beginning of year	1,662,154	1,206,804	605,962

Cash and cash equivalents at end of year	1,834,550	1,662,154	$1,206,804

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
          Tidelands and its subsidiary have no employees. Tidelands has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of Tidelands) to share certain administrative expenses and to assist the trustees in the administration of the trust. For the years ended 2006, 2005 and 2004, Tidelands paid $26,000, $37,000 and $25,000 to Marine Petroleum Corporation, respectively. At December 31, 2006 and 2005, Marine Petroleum Trust owned 32.6% of Tidelands’ outstanding units of beneficial interest.
          Tidelands’ results of operations for 2006 were affected by damage caused by hurricane Rita that came ashore near Beaumont, Texas in September 2005. The wells in the West Cameron Block 165 Field were off production from September 2005 to July 2006 due to hurricane damage to the pipeline facilities that takes delivery of the gas produced in that field. The wells on Sabine Pass Block 13 were shut in during October 2005 as the result of hurricane damage to the onshore delivery facilities. The wells in the Galveston Block 303 Field continued to produce without interruption. The wells in the West Cameron Block 165 Field were back on stream in July 2006. Wells in the West Cameron Block 225 Field are still off production with production expected to resume in the first quarter of 2007.
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
          No provision has been made for Federal income taxes on Tidelands’ income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to Tidelands and after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2006 and 2005. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.
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
          Cash equivalents of $1,081,627 and $854,743 at December 31, 2006 and 2005, respectively, consist of cash held in money market accounts sponsored by Bank of America, Private Bank and Banc of America Investment Services, Inc. For purposes of the statements of cash flows, Tidelands considers all investments with original maturities of three months or less to be cash equivalents.
(g)	Statements of Cash Flows
          Tidelands Corporation paid $11,077, $19,671, and $2,342 in federal income taxes in 2006, 2005 and 2004, respectively. No payments of interest were made in 2006, 2005 and 2004.
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
(i)	Net Income per Unit
          Net income per unit is determined by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(j)	Significant Royalty Sources
          Royalties received by Tidelands from producers are summarized as follows:

	2006	2005	2004
Devon Energy Production Company	59%	90%	80%
W & T Offshore	13%	6%	12%
NOEX Energy Inc.	26%	—	—
Others	2%	4%	8%

	100%	100%	100%

(2)	UNDISTRIBUTED INCOME
          Undistributed income includes $862,927 and $825,008 applicable to the subsidiary corporation at December 31, 2006 and 2005, respectively.
(3)	SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)
          Oil and natural gas reserve information relating to Tidelands’ royalty interests is not presented because such information is not available to Tidelands. Tidelands’ share of oil and natural gas produced for its royalty interests was as follows: oil (barrels) — 6,722 in 2006, 5,839 in 2005 and 8,022 in 2004; and natural gas (mcf) — 229,697 in 2006, 263,901 in 2005, and 175,835 in 2004.
(4)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following quarterly financial information for the years ended December 31, 2006 and 2005 is unaudited; however, in the opinion of management, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas	Net	Net Income
	Royalties	Income	Per Unit
Quarter ended:
March 31, 2006	$138,299	$110,576	$0.08
June 30, 2006	206,577	181,247	0.13
September 30, 2006	599,446	570,301	0.41
December 31, 2006	1,081,090	1,050.279	0.76

	$2,025,412	$1,912,403	$1.38

Quarter ended:
March 31, 2005	$578,241	$540,408	$0.39
June 30, 2005	785,750	750,893	0.54
September 30, 2005	809,535	779,819	0.56
December 31, 2005	189,233	170,365	0.13

	$2,362,759	$2,241,485	$1.62

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 30, 2007	(Registrant)

	By:	Bank of America, N.A. (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		CAPACITIES	DATE

Bank of America, N.A.		Corporate Trustee	March 30, 2007

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830241
Dallas, Texas 75283-0241

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of Tidelands Royalty Trust “B”.

31	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.