Form 10-Q
period 2007-03-31
TIDELANDS ROYALTY TRUST B
filed 2007-05-15
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of April 30, 2007, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,156,284	$1,834,550
Oil and gas royalties receivable	718,491	831,022

Total current assets	$2,874,775	$2,665,572

Oil, gas and other mineral properties	2	2

	$2,874,777	$2,665,574

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$11,336	$25,558
Federal income taxes payable	3,651	9,351
Income distributable to unitholders	953,399	720,922

Total current liabilities	$968,386	$755,831

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,906,389	1,909,741

Total trust equity	1,906,391	1,909,743

	$2,874,777	$2,665,574

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Income:
Oil and gas royalties	$991,139	$138,299
Interest income	15,277	9,073

	1,006,416	147,372

Expenses:
General and administrative	43,685	31,719

Income before Federal income taxes	962,731	115,653
Federal income taxes of subsidiary	12,300	5,077

Net income	950,431	110,576
Undistributed income at beginning of period	1,909,741	1,037,145

	2,860,172	1,147,721
Distributions to unitholders	953,783	83,069

Undistributed income at end of period	$1,906,389	$1,064,652

Net income per unit	$0.69	$0.08

Distributions per unit	$0.69	$0.06

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$950,431	$110,576

Change in assets and liabilities:
Oil and gas royalties receivable	112,531	(46,838)

Accounts payable	(14,222)	(8,699)
Federal income taxes payable	(5,700)	1,000

Net cash provided by operating activities	1,043,040	56,039

Cash flows used in financing activities—distributions to unitholders	(721,306)	(749,729)

Net increase (decrease) in cash and cash equivalents	321,734	(693,690)

Cash and cash equivalents at beginning of period	1,834,550	1,662,154

Cash and cash equivalents at end of period	$2,156,284	$968,464

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary from Offshore Louisiana leases and paid to Tidelands on a quarterly basis, plus (iii) dividends paid to Tidelands by Tidelands Royalty “B” Corporation, less (iv) administrative expenses of Tidelands.
     In September 2005 Hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first three months of 2006 due to hurricane damage. The wells on West Cameron Blocks 165 and 291 were back on production in July 2006 and production on West Cameron Block 225 started up in December 2006.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends since in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On March 31, 2007 the undistributed income of Tidelands was $1,052,009 and the undistributed income of its subsidiary was $854,380.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition — Liquidity and Capital Resources
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

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator
Galveston	303	4565	5,760	4.1662%	W&T Offshore, Inc.
Sabine Pass	13	3959	3,438	4.1662%	Newfield Exploration Company
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company
West Cameron	225	900	3,750	1.0416%	Dominion Exploration and
					Production Inc.
West Cameron	291	4397	5,000	4.1662%	Newfield Exploration Company

Total acres			22,948

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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2007. Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 14 wells located on 5 different leases. The wells vary in age from less than 1 year to 26 years. Information on each of the 14 wells is presented in the following table:

Location	Well	Type	First Produced	Status as of March 31, 2007
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001	Gas	September 2002	Producing
West Cameron Block 165	A008	Gas	August 2006	Producing
West Cameron Block 225	C001D	Gas	May 2003	Producing
West Cameron Block 225	C001	Gas	February 2004	Producing
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	8	Gas	November 2006	Producing
West Cameron Block 291	003A	Gas	April 1998	Producing
Galveston Area Block 303	B001	Gas	December 2006	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
     Over 86% of Tidelands’ revenue was from natural gas sales during the three months ended March 31, 2007. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
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

	Production
Quarter	Oil (bbls)	Natural Gas (mcf)	Net Income	Cash Distribution
March 31, 2006	1,098	10,384	0.08	0.06
June 30, 2006	2,510	5,949	0.13	0.14
September 30, 2006	735	89,058	0.41	0.03

	Production
Quarter	Oil (bbls)	Natural Gas (mcf)	Net Income	Cash Distribution
December 31, 2006	2,379	124,306	0.76	0.52
March 31, 2007	2,246	136,756	0.69	0.69
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
Results of Operations — Three Months Ended March 31, 2007 and 2006
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 617% during the quarter ended March 31, 2007 from the levels realized in the comparable quarter of 2006. In July 2006 the wells on West Cameron Blocks 165 and 291 were back in production and a new well on West Caneron Block 291 started producing in December 2006 . Tidelands received a royalty payment in March 2007 from production on West Cameron Block 225. Royalties in the comparable quarter in 2006 were primarily from the Galveston Block 303 and Sabine Pass Block 13 Fields which did not suffer significant hurricane damage.
     Net income increased 760% to $950,431 for the three-month period ended March 31, 2007 from $110,576 realized in the comparable period in 2006. The average price realized for oil decreased 3% in the current period over the average price realized during the comparable period in 2006. The average price realized for natural gas decreased 9% in the current period from the average price realized during the comparable period in 2006. During the three months ended March 31, 2007 production of natural gas increased 1,217% over the comparable period in 2006. Production of oil increased 105% from the comparable period in 2006.
     Revenues from oil royalties increased 97% during the current three-month period from the comparable period in 2006. The volume of oil sold increased 1,148 barrels and the average price received for oil decreased $2.17 per barrel to $59.85 in the current period from the $62.02 realized in 2006.
     Revenues from natural gas royalties were up 1,104% in the current period from the results of the corresponding period in 2006. The volume of natural gas sold increased 126,372 mcf and the average price of natural gas decreased $0.59 per mcf to $6.26 from $6.85 for the comparable period in 2006.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended March 31, 2007 and 2006 are presented in the following table.

	March 31,
	2007	2006
OIL
Barrels sold	2,246	1,098
Average price	$59.85	$62.02
NATURAL GAS

	March 31,
	2007	2006
Mcf sold	136,756	10,384
Average price	$6.26	$6.85
State Tax Considerations
     In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the trust is passive as it consists primarily of royalty income from the sale of oil and natural gas, there is no clear authority that the trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level. Approximately 65% of the trust’s royalty income is generated in Texas.
     If the trust is exempt from the margin tax at the trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of the trust’s revenue in its margin tax computation. If, however, the margin tax is imposed on the trust at the trust level, each unitholder would generally exclude its share of the trust’s net income from its margin tax calculation.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
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
     The retained earnings of Tidelands Corporation are held in money market accounts sponsored by Bank of America Private Bank and Banc of America Investment Services, Inc and are considered not at risk.
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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
May 15, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Tidelands Royalty Trust “B”
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650