Form 10-Q
period 2007-06-30
TIDELANDS ROYALTY TRUST B
filed 2007-08-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of August 14, 2007, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30,
	2007	December 31,
	(Unaudited)	2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,278,043	$1,834,550
Oil and gas royalties receivable	740,267	831,022

Total current assets	$3,018,310	$2,665,572

Oil, gas and other mineral properties	2	2

	$3,018,312	$2,665,574

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$24,928	$25,558
Federal income taxes payable	14,351	9,351
Income distributable to unitholders	996,271	720,922

Total current liabilities	$1,035,550	$755,831

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,982,760	1,909,741

Total trust equity	1,982,762	1,909,743

	$3,018,312	$2,665,574

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income:
Oil and gas royalties	$1,117,443	$206,577	$2,108,582	$344,876
Interest income	16,996	8,912	32,273	17,985

	1,134,439	215,489	2,140,855	362,861

Expenses:
General and administrative	47,214	32,042	90,899	63,761

Income before Federal income taxes	1,087,225	183,447	2,049,956	299,100
Federal income taxes of subsidiary	14,200	2,200	26,500	7,277

Net income	1,073,025	181,247	2,023,456	291,823
Undistributed income at beginning of period	1,906,389	1,064,652	1,909,741	1,037,145

	2,979,414	1,245,899	3,933,197	1,328,968
Distributions to unitholders (1,386,525 units of beneficial interest authorized, 1,386,375 units issued and outstanding)	996,654	192,077	1,950,437	275,146

Undistributed income at end of period	$1,982,760	$1,053,822	$1,982,760	$1,053,822

Net income per unit	$0.77	$0.13	$1.46	$0.21

Distributions per unit	$0.72	$0.14	$1.41	$0.20

Units Outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,023,456	$291,823

Change in assets and liabilities:
Oil and gas royalties receivable	90,755	(28,173)

Accounts payable	(630)	(4,245)
Federal income taxes payable	5,000	1,200

Net cash provided by operating activities	2,118,581	260,605

Cash flows used in financing activities–distributions to unitholders	(1,675,088)	(832,798)

Net increase (decrease) in cash and cash equivalents	443,493	(572,193)

Cash and cash equivalents at beginning of period	1,834,550	1,662,154

Cash and cash equivalents at end of period	$2,278,043	$1,089,961

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST B AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     In September 2005, Hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first six months of 2006 due to hurricane damage. All wells were back on production in 2007.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends since in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On June 30, 2007, the undistributed income of Tidelands was $1,137,077 and the undistributed income of its subsidiary was $845,683.
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

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator
Galveston	303	4565	5,760	4.1662%	W&T Offshore, Inc.
Sabine Pass	13	3959	3,438	4.1662%	Nippon Oil Exploration
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company
West Cameron	225	900	3,750	1.0416%	Dominion Exploration and Production Inc.
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company

Total acres			22,948

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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended June 30, 2007. Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our critical accounting policies.
Summary Review of Operating Results
     Tidelands receives overriding royalties from 14 wells located on 5 different leases. The wells vary in age from 1 year to 26 years. Information on each of the 14 wells is presented in the following table:

Location	Well	Type	First Produced	Status as of June 30, 2007
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001	Gas	September 2002	Producing
West Cameron Block 165	A008	Gas	August 2006	Producing
West Cameron Block 225	C001D	Gas	May 2003	Producing
West Cameron Block 225	C001	Gas	February 2004	Producing
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	8	Gas	November 2006	Producing
West Cameron Block 291	003A	Gas	April 1998	Producing
Galveston Area Block 303	B001	Gas	November 2006	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
     Over 87% of Tidelands’ revenue was from natural gas sales during the six months ended June 30, 2007. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
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

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
June 30, 2006	2,510	5,949	0.13	0.14
September 30, 2006	735	89,058	0.41	0.03
December 31, 2006	2,379	124,306	0.76	0.52
March 31, 2007	2,246	136,756	0.69	0.69
June 30, 2007	2,197	118,587	0.77	0.72
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
Results of Operations — Three Months Ended June 30, 2007 and 2006
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 441% during the quarter ended June 30, 2007 from the levels realized in the comparable quarter of 2006. During the three months ended June 30, 2006, only the Sabine Pass Block 13 and the Galveston Block 303 fields were producing. West Cameron Blocks 165, 291 and 225 were shut in since they were unable to deliver gas to the pipeline. Pipelines suffered hurricane damage and were not able to take delivery of gas on the leases on West Cameron Blocks 165 and 291 until July 2006. Due to hurricane damage, the lease on West Cameron Block 225 was off production until the first quarter of 2007.
     Net income increased 492% to $1,073,025 for the three-month period ended June 30, 2007 from $181,247 realized in the comparable period in 2006. The average price realized for oil increased 1% in the current period over the average price realized during the comparable period in 2006. The average price realized for natural gas increased 30% in the current period from the average price realized during the comparable period in 2006. During the three months ended June 30, 2007 production of natural gas increased 1,893% over the comparable period in 2006. Production of oil decreased 12% from the comparable period in 2006.
     Revenues from oil royalties decreased 12% during the current three-month period from the comparable period in 2006. The volume of oil sold decreased 313 barrels and the average price received for oil increased $0.69 per barrel to $68.11 in the current period from the $67.42 realized in 2006.
     Revenues from natural gas royalties were up 2,492% in the current period from the results of the corresponding period in 2006. The volume of natural gas sold increased 112,638 mcf and the average price of natural gas increased $1.88 per mcf to $8.16 from $6.28 for the comparable period in 2006.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended June 30, 2007 and 2006 are presented in the following table.

	June 30,
	2007	2006
OIL
Barrels sold	2,197	2,510
Average price	$68.11	$67.42

NATURAL GAS
Mcf sold	118,587	5,949
Average price	$8.16	$6.28

Results of Operations — Six Months Ended June 30, 2007 and 2006
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 511% in the six months ended June 30, 2007 from the levels realized in the comparable quarter of 2006. During the three months ended June 30, 2006, only the Sabine Pass Block 13 and the Galveston Block 303 fields were producing. West Cameron Blocks 162, 291 and 225 were shut in since they were unable to deliver gas to the pipeline. Pipelines suffered hurricane damage and were not able to take delivery of gas on the leases on West Cameron Blocks 165 and 291 until July 2006. Due to hurricane damage, the lease on West Cameron Block 225 was off production until the first quarter of 2007.
     Net income increased 594% to $2,023,456 for the six-month period ended June 30, 2007 from $291,823 realized in the comparable period in 2006. The average price realized for oil decreased 3% in the current period over the average price realized during the comparable period in 2006. The average price realized for natural gas increased 8% in the current period from the average price realized during the comparable period in 2006. During the six months ended June 30, 2007, production of natural gas increased 1,463% over the comparable period in 2006. Production of oil increased 22% from the comparable period in 2006.
     Revenues from oil royalties increased 19% during the current six-month period from the comparable period in 2006. The volume of oil sold increased 816 barrels and the average price received for oil decreased $1.82 per barrel to $63.94 in the current period from the $65.76 realized in 2006.
     Revenues from natural gas royalties were up 1,582% in the current period from the results of the corresponding period in 2006. The volume of natural gas sold increased 239,011 mcf and the average price of natural gas increased $0.51 per mcf to $7.15 from $6.64 for the comparable period in 2006.
     The quantities of oil and natural gas sold and average prices realized from current operations for the six months ended June 30, 2007 and 2006 are presented in the following table.

	June 30,
	2007	2006
OIL
Barrels sold	4,443	3,627
Average price	$63.94	$65.76

NATURAL GAS
Mcf sold	255,343	16,332
Average price	$7.15	$6.64
State Tax Considerations
     In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the trust is passive as it consists primarily of royalty income from the sale of oil and natural gas, there is no clear authority that the trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level. Approximately 6% of the trust’s royalty income is generated in Texas.

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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
August 14, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President