Form 10-Q
period 2007-09-30
TIDELANDS ROYALTY TRUST B
filed 2007-11-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant’s telephone number, including area code (214) 209-2444
None
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of November 12, 2007, we had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,368,999	$1,834,550
Oil and gas royalties receivable	638,046	831,022

Total current assets	$3,007,045	$2,665,572

Oil, gas and other mineral properties	2	2

	$3,007,047	$2,665,574

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$13,019	$25,558
Federal income taxes payable	13,450	9,351
Income distributable to unitholders	1,176,633	720,922

Total current liabilities	$1,203,102	$755,831

Trust Equity:
Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	1,803,943	1,909,741

Total trust equity	1,803,945	1,909,743

	$3,007,047	$2,665,574

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income:
Oil and gas royalties	$1,034,619	$599,446	$3,143,201	$944,322
Interest income	17,335	9,987	49,608	27,972

	1,051,954	609,433	3,192,809	972,294

Expenses:
General and administrative	40,654	38,532	131,553	102,293

Income before Federal income taxes	1,011,300	570,901	3,061,256	870,001
Federal income taxes of subsidiary	13,100	600	39,600	7,877

Net income	998,200	570,301	3,021,656	862,124
Undistributed income at beginning of period	1,982,760	1,053,822	1,909,741	1,037,145

	2,980,960	1,624,123	4,931,397	1,899,269
Distributions to unitholders (1,386,525 units of beneficial interest authorized, 1,386,375 units issued and outstanding)	1,177,017	43,355	3,127,454	318,501

Undistributed income at end of period	$1,803,943	$1,580,768	$1,803,943	$1,580,768

Net income per unit	$0.72	$0.41	$2.18	$0.62

Distributions per unit	$0.85	$0.03	$2.26	$0.23

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,021,656	$862,124

Change in assets and liabilities:
Oil and gas royalties receivable	192,976	(365,190)
Accounts payable	(12,539)	4,298
Federal income taxes payable	4,099	(700)

Net cash provided by operating activities	3,206,192	500,532

Cash flows used in financing activities–distributions to unitholders	(2,671,743)	(1,024,875)

Net increase (decrease) in cash and cash equivalents	534,449	(524,343)

Cash and cash equivalents at beginning of period	1,834,550	1,662,154

Cash and cash equivalents at end of period	$2,368,999	$1,137,811

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (“Tidelands”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary. The financial statements are condensed and consolidated, and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
Distributable Income
     Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of Tidelands and its wholly-owned subsidiary. However, distributable income is paid from the account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary from offshore Louisiana leases and paid to Tidelands on a quarterly basis, plus (iii) dividends paid to Tidelands by Tidelands Royalty “B” Corporation, less (iv) administrative expenses of Tidelands.
     In September 2005, Hurricane Rita’s path took it through the area where three of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on West Cameron Blocks 165, 291, and 225 were shut in for all of the first six months of 2006 due to hurricane damage, and only the Sabine Pass Block 13 and the Galveston Block 303 fields were producing. The leases on West Cameron Blocks 165 and 291 were back in production in July 2006, and all wells were back in production in 2007.
Undistributed Income
     A contract between Tidelands and its subsidiary provides that 95% of the overriding royalties received are to be paid to Tidelands each quarter. The subsidiary retains the remaining 5% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. The Board of Directors has declared quarterly dividends since in the first quarter of 2004 in an amount equal to 5% of the overriding royalties received. On September 30, 2007, the undistributed income of Tidelands was $975,017 and the undistributed income of its subsidiary was $828,926.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition — Liquidity and Capital Resources
     Organization. Tidelands Royalty Trust “B” (“Tidelands”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. Tidelands is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and management of the rights to overriding royalty interests in any oil, gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between Tidelands’ predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their respective assignees.
     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in Tidelands, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September, and December of each year. Bank of America, N.A. serves as corporate trustee. The Indenture prohibits the operation of any kind of trade or business by Tidelands. Because Tidelands’ sole purpose is to collect and distribute cash collected from royalties, Tidelands has no requirements for capital.
     Tidelands’ wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas and other mineral royalties collected by this subsidiary are paid to Tidelands. Tidelands Corporation, like Tidelands, is prohibited from engaging in a trade or business and does only those things necessary for the administration and management of its properties. Because Tidelands Corporation’s sole purpose is to collect and distribute cash collected from royalties, Tidelands Corporation has no requirements for capital. However, Tidelands Corporation is a taxable entity and pays state and federal taxes on its income, excluding the 95% net profits interest to be distributed to Tidelands and deducting statutory depletion.
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

				Royalty
Area	Block	Lease Number	Acres	Interest	Operator
Galveston	303	4565	5,760	4.1662%	W&T Offshore, Inc.
Sabine Pass	13	3959	3,438	4.1662%	Nippon Oil Exploration
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company
West Cameron	225	900	3,750	1.0416%	Dominion Exploration and Production Inc.
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company

Total acres			22,948

Critical Accounting Policies
     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended September 30, 2007. Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our critical accounting policies.
Summary of Operating Results
     Tidelands receives overriding royalties from 14 wells located on five different leases. The wells vary in age from less than one year to 26 years. Information on each of the 14 wells is presented in the following table:

Status as of
Location	Well	Type	First Produced	September 30, 2007
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001	Gas	September 2002	Producing
West Cameron Block 225	C001D	Gas	May 2003	Producing
West Cameron Block 225	C001	Gas	February 2004	Producing
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	8	Gas	November 2006	Producing
West Cameron Block 291	003A	Gas	April 1998	Producing
Galveston Area Block 303	B001	Gas	November 2006	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
Galveston Area Block 303	7	Gas	May 2007	Producing
     Over 88% of Tidelands’ revenue was from natural gas sales during the nine months ended September 30, 2007. Revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to Tidelands on or before ten days prior to the record date provided in the Indenture.
     The following table presents the net production quantities of oil and natural gas and the net income and distributions per unit for the last five quarters.

	Production		Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
September 30, 2006	735	89,058	$0.41	$0.03
December 31, 2006	2,379	124,306	0.76	0.52
March 31, 2007	2,246	136,756	0.69	0.69
June 30, 2007	2,197	118,587	0.77	0.72
September 30, 2007	1,023	133,318	$0.72	$0.85

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
Results of Operations — Three Months Ended September 30, 2007 and 2006
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 73% during the quarter ended September 30, 2007 from the levels realized in the comparable quarter of 2006. Revenue during the three months ended September 30, 2006 was adversely affected by damage from Hurricane Rita. While, the hurricane did not damage any of the production structures on the royalty interest properties, it did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. During the three months ended September 30, 2006, the wells on West Cameron Block 225 were not producing. During the three months ended September 30, 2007, all the wells were back in production.
     Net income increased 75% to $998,200 for the three-month period ended September 30, 2007 from $570,301 realized in the comparable period in 2006 primarily due to increased oil and natural gas prices and production. During the three months ended September 30, 2007, production of natural gas increased 50% over the comparable period in 2006 and production of oil increased 39% from the comparable period in 2006.
     Revenues from oil royalties increased 66% during the third quarter of 2007 from the comparable period in 2006. The volume of oil sold increased 288 barrels and the average price received for oil increased $13.69 per barrel to $85.66 in the third quarter of 2007 from the $71.97 realized in the comparable period in 2006, an increase of 19%.
     Revenues from natural gas royalties were up 73% in the third quarter of 2007 from the results of the corresponding period in 2006. The volume of natural gas sold increased 44,260 mcf and the average price of natural gas increased $0.97 per mcf to $7.11 from $6.14 realized in the comparable period in 2006, an increase of 15.8%.
     The quantities of oil and natural gas sold and average prices realized from current operations for the three months ended September 30, 2007 and 2006 are presented in the following table.

	September 30,
	2007	2006
Oil
Barrels sold	1,023	735
Average price	$85.66	$71.97

Natural Gas
Mcf sold	133,318	89,058
Average price	$7.11	$6.14

Results of Operations — Nine Months Ended September 30, 2007 and 2006
     As an overriding royalty owner, Tidelands receives payment for its fractional interest in a lease based on the value at the well of any oil and natural gas produced and sold. Revenue from oil and natural gas royalties increased 233% in the nine months ended September 30, 2007 from the levels realized in the comparable period of 2006. Revenue during the nine months ended September 30, 2006 was adversely impacted by damage caused by Hurricane Rita. The wells on West Cameron Blocks 165 and 291 were not producing during the first six months of 2006 and came back on production in July 2006. The wells on West Cameron Block 225 remained off production during all of 2006 but came back on producing during the first quarter of 2007. All wells were back in production during the remainder of 2007.
     Net income increased 250% to $3,021,656 for the nine-month period ended September 30, 2007 from $862,124 realized in the comparable period in 2006 primarily due to increased oil and natural gas prices and production. During the nine months ended September 30, 2007, production of natural gas increased 269% over the comparable period in 2006 and production of oil increased 25% from the comparable period in 2006.
     Revenues from oil royalties increased 28% during the current nine-month period from the comparable period in 2006. The volume of oil sold increased 1,104 barrels and the average price received for oil increased $1.19 per barrel to $68.00 in the current period from the $66.81 realized in the comparable period in 2006, an increase of 1.8%.
     Revenues from natural gas royalties were up 324% in the current period from the results of the corresponding period in 2006. The volume of natural gas sold increased 283,270 mcf and the average price of natural gas increased $0.91 per mcf to $7.13 from $6.22 realized in the comparable period in 2006, an increase of 14.6%.
     The quantities of oil and natural gas sold and average prices realized from current operations for the nine months ended September 30, 2007 and 2006 are presented in the following table.

	September 30,
	2007	2006
Oil
Barrels sold	5,466	4,362
Average price	$68.00	$66.81

Natural Gas
Mcf sold	388,661	105,391
Average price	$7.13	$6.22
State Tax Considerations
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. While most types of entities are considered to be taxable entities, trusts, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), will be exempt from the franchise tax as “passive entities” if they meet certain statutory requirements.
     The new legislation sets forth various factors to consider in determining whether an entity is exempt as a “passive entity,” including, among other things, the source of the entity’s income. All or substantially all of the income of Tidelands currently is passive, as it consists of royalty income from the sale of oil and natural gas and interest income. Tidelands will be considered a passive entity that is not subject to the Texas franchise tax if: (a) it is not a business trust; (b) at least 90% of the Tideland’s income for the taxable year is derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, capital gains from the sale of securities, etc.); and (c) no more than 10% of Tideland’s income from such taxable year is derived from active trade or business sources (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator, etc.). The determination of whether Tidelands satisfies the requirements in clauses (a)-(c) must be made at the end of each taxable year. Generally, a trust is not a business trust if: (a) it was not formed to carry on a business activity jointly; and (b) the powers of its trustees are limited to those necessary for the incidental preservation of the trust property, the collection of income therefrom, the payment of expenses, etc. Subject to any change in the sources of income derived by Tidelands or any change in the Indenture, the trust expects that it will be a passive entity that is not subject to the franchise tax.
     If Tidelands is exempt from the franchise tax at the trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of Tideland’s revenue in its franchise tax computation. If, however, the franchise tax is imposed on Tidelands at the Trust level, each unitholder would generally exclude its share of Tideland’s net income from its franchise tax calculation. Tidelands will make a final determination as to whether it was a passive entity in 2007 during the first quarter of 2008. If Tidelands determines that it was not a passive entity in 2007, it will alert unitholders by filing a Form 8-K.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
Forward-Looking Statements
     The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We did not experience any significant changes in market risk during the period covered by this report. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of Tidelands, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Tidelands and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee evaluated the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
November 14, 2007	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President