Form 10-K
period 2007-12-31
TIDELANDS ROYALTY TRUST B
filed 2008-03-28
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code (at the office of the Trustee): (800) 985-0794
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest

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
YES ☑   NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21,230,025. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
     Number of Units of Beneficial Interest outstanding as of March 27, 2008: 1,386,375 Units.
     Documents incorporated by reference: None.

Part I
Item 1. Business
     Organization. Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, Elf Exploration, Inc. (“Elf”) and their respective assignees.
     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in the Trust, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. Bank of America, N.A. serves as corporate trustee (the “Trustee”). The Indenture prohibits the operation of any kind of trade or business by the Trust.
     The Indenture provides that the term of Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.
     The Trust’s wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation,” collectively with the Trust, “Tidelands”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas and other mineral royalties collected by Tidelands Corporation, less the cost of receiving and collecting, are paid to the Trust. Tidelands Corporation retains the remaining five percent of the overriding royalties along with other items of income and expense until such time as the board of directors declares a dividend out of retained earnings. Tidelands Corporation, like the Trust, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.
     Tidelands’ only industry segment or purpose is the administration and collection of royalties.
     The 1951 Contract. The 1951 Contract identifies 60 specific tracts (the “Tracts”) in the Gulf of Mexico. The Tracts are not all the same size and collectively contain approximately 1,370,000 acres (sometimes referred to herein as the “Royalty Area”). Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron, Elf or their assignees had acquired a lease or leases on one of the Tracts, and if oil or natural gas were produced and sold from any such Tract, then Chevron, Elf or their assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. After the Acquisition Expiration Date, Tidelands’ interest in such Tracts converted to an overriding royalty as described below.
     As of March 28, 2008, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). As of March 28, 2008, all five of Tidelands’ assigned leases contained producing wells and have paid out their $1,500,000 production payment. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.

     Since the Acquisition Expiration Date has passed, Chevron, Elf and their assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to receive payments on the five leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date. These leases and related overriding royalty interests are identified in the table below (dollars in thousands):

Area	Block	Lease Number	Acres	Royalty Interest	2007 Royalties	Operator
Galveston	303	4565	5,760	4.1662%	$316	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	$295	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	$2,053	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	$48	Breton Energy LLC
West Cameron	291	4397	5,000	4.1662%	$1,514	Devon Energy Production Company LP
Total			22,948		$4,226
     In 2007, approximately 12% of Tidelands’ royalty revenues were attributable to oil and approximately 88% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2007, Tidelands received royalty payments from six working interest owners. The following table presents royalties actually received, exclusive of accruals, from each working interest owner for the past three years:

Company	2007	2006	2005
Devon Energy Production Company LP	74%	59%	90%
Newfield Exploration Co	10%	—	—
NOEX Energy, Inc	7%	26%	—
W&T Offshore Inc	6%	13%	6%
Barron Petroleum Inc	2%	2%	2%
Dominion Exploration & Production, Inc	1%	—	1%
Forest Oil Corp	—	—	1%

	100%	100%	100%

     Tidelands derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of the Trustee. See “ Item 10. Directors and Executive Officers of the Registrant.”
     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease Tracts subject to Tidelands’ interests. Mellon Investor Services LLC is the agent for Tidelands and is responsible for reviewing, processing and payment of distributions.
     Marine Petroleum Trust (“Marine”) is a 32.6% unitholder of the Trust. Marine Petroleum Corporation, a wholly-owned subsidiary of Marine, leases office space in Dallas, Texas to provide work space and record storage for Marine, Marine Petroleum Corporation, the Trust and Tidelands Corporation. The cost of this office facility is shared by Marine Petroleum Corporation and Tidelands Corporation in proportion to each entity’s gross income to the total of such income of both entities.
     The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the five leases held by Chevron and their assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below).
     The royalty interests held by Tidelands are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

Item 1A. Risk Factors
     Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of the Trust.
Tidelands is unable to acquire royalty interests in any more leases.
     Since the Acquisition Expiration Date has passed, Chevron, Elf and their assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, Tidelands is not permitted to carry on any business, including making investments in additional oil and gas interests. Tidelands will continue to receive payments on the five leases acquired by Chevron, Elf or their assignees prior to the Acquisition Expiration Date, so long as the leases exist. Once the leases terminate or expire, any overriding royalties payable to Tidelands will terminate and Tidelands cannot acquire any additional or replacement royalty interests.
Royalty interests are depleting assets and, if the working interest owners or other operators in the Royalty Area do not perform additional development projects, the assets may deplete faster than expected or entirely.
     The net proceeds payable to Tidelands are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Tidelands.
Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices may reduce royalty payments to Tidelands and distributions to unitholders.
     Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Tidelands’ revenues and operating cash flows, which could decrease the distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:
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
     Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce net profits available to Tidelands. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, Hurricane Rita came ashore near Beaumont, Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007.
The owner of any properties in the Royalty Area may transfer any of the properties in the Royalty Area to another unrelated third party.
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
     The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of Tidelands’ royalty interest relating to the abandoned well or property.
The Trustee, Tidelands and the Trust’s unitholders do not control the operation or development of the properties in the Royalty Area and have little influence over operation or development.
     The Trustee, Tidelands and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties in the Royalty Area. The properties in the Royalty Area are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Area and payments to Tidelands for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The Trustee, Tidelands and the Trust’s unitholders do not have the right to replace an operator.
Important reserve and other information with respect to the particular leases subject to Tidelands’ royalty interest is difficult to obtain.
     The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information.
Terrorism and continued geopolitical hostilities could adversely affect Tidelands’ distributions to its unitholders or the market price of its units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response to such attacks or threats, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect Tidelands’ distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.
Unitholders have limited voting rights.
     Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.
The limited liability of the unitholders is uncertain.
     The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to interest holders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the state of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liabilities was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.
Tidelands’ royalty interest can be sold and the Trust can be terminated.
     The Trust may be terminated and the Trustee may sell Tidelands’ royalty interests if holders of 80% of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. Any such sale may not be on terms acceptable to all unitholders.
The operators of the working interest owner are subject to extensive governmental regulation.
     Oil and gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.
If it is determined that the Trust is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay any tax year 2007 tax liability.
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the new tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements will be exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the new Texas state franchise tax for tax year 2007, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2007. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. Each unitholder is urged to consult his or her own tax advisor regarding his or her possible Texas state franchise tax liability.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     General. Tidelands is not engaged in oil and natural gas operations. Its income is based on the oil and natural gas operations of others. Tidelands’ income is derived from overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.
     Reserves. As indicated above, Tidelands is not engaged in the production of oil or natural gas, and its income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico pursuant to the 1951 Contract. Tidelands does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Tidelands’ interests are derived. See also “Difficulty in Obtaining Certain Data” below.
     Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows therefrom.
     Tidelands did not file any reports on oil and natural gas reserves with any Federal authority or agency during 2007.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	2007	2006	2005
Quantity of royalty oil and natural gas sold:
Oil (in barrels (“bbls”))	6,920	6,722	5,839
Natural gas (in thousand cubic feet (“mcf”))	512,320	229,697	263,901
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$72.51	$65.04	$53.74
Natural gas (per mcf) (1)	$7.26	$6.91	$7.76

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding oil sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” below.
     Interests in Properties. Tidelands’ properties consist of production payments and overriding royalty interests in five oil and natural gas leases covering 22,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.

     Productive Properties. Set forth in the table below is certain information as of December 31, 2007, concerning gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	12

15

Gross Leased Acres:
Productive	22,948
Non-Productive	0

22,948

     Information regarding net wells or acres is not included since Tidelands does not own any working interests. Five of the wells in which Tidelands owns interests were shut in at various times from September 2005 to January 2007, but all wells were back in production in 2007.
     Present Activities. Tidelands currently receives royalties from oil and natural gas sold from five leases in the Royalty Area, although delivery quantities are subject to the producing capability of the wells and seasonal demand.
     Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
     In September 2005, Hurricane Rita’s path took it through the area where four of Tidelands’ royalty interest properties are located. The hurricane did not damage any of the production structures on the royalty interest properties but did severely damage pipelines and onshore structures that take delivery of the oil and natural gas produced on those leases. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007, and all wells were back in production during the remainder of 2007.
     A new gas well was completed on West Cameron Block 291 during 2006 and a new gas well was also completed on West Cameron Block 165 in 2006. Dominion Exploration & Production, Inc. assigned the lease on West Cameron Block 225 to ENI Petroleum LLC, and Breton Energy LLC has been designated as operator of the lease and plans to drill two new wells, Well No. 7 and Well No. 8. Well No. 7 has been completed as a gas well and a location has been designated for Well No. 8.
     Devon Energy Production Co. LLP has filed a development plan with the Minerals Management Service for West Cameron Block 291. The plan calls for one gas well to be drilled with expected completion in October 2008.
     Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to the 1951 Contract. The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholders and Tidelands believes that it will not be provided access to such information. As a result, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

Item 3. Legal Proceedings
     Neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Trust is authorized to issue 1,386,525 units of beneficial interest. As of February 29, 2008, 1,386,375 units were held by 311 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2007.
     The units of beneficial interest in the Trust trade in the over-the-counter market and are listed on the OTC Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2007 and 2006 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2007
First quarter	$23.00	$13.07	$0.61
Second quarter	28.00	20.20	0.70
Third quarter	25.75	16.10	0.77
Fourth quarter	32.00	20.58	0.76
2006
First quarter	$18.00	$10.25	$0.08
Second quarter	12.70	8.50	0.13
Third quarter	11.68	9.61	0.41
Fourth quarter	14.20	9.96	0.60
     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $44,500 for the distribution paid to holders of record on December 31, 2007. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
     Tidelands does not maintain any equity compensation plans.
     Tidelands did not repurchase any units of beneficial interest during the period covered by this report.
     While the Trust’s complete Form 10-K (excluding exhibits) for the year ended December 31, 2007, is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.
Item 6. Selected Financial Data

	(In Thousands, Except Per Unit Amounts)
	2007	2006	2005	2004	2003
Statement of Income and Undistributed Income Selected Data:
Income — oil and natural gas royalties	$4,220	$2,025	$2,363	$1,376	$1,365
Expense — General and administrative expenses	$172	$136	$141	$118	$110
Expense — Federal income taxes of subsidiary	$52	$19	$18	$5	$5
Net income	$4,062	$1,912	$2,241	$1,264	$1,271
Net income per unit	$2.93	$1.38	$1.62	$0.91	$0.92
Distributions to unitholders	$4,028	$1,040	$2,663	$954	$1,349
Distributions per unit	$2.91	$0.75	$1.92	$0.69	$0.97
Balance Sheet Selected Data:
Total assets at year-end	$2,860	$2,666	$1,797	$1,804	$1,489
Trust equity at year-end	$1,943	$1,910	$1,037	$1,459	$1,149
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation
     Critical Accounting Policies. As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, Tidelands must estimate earned but unpaid royalties from this production. To estimate this amount, Tidelands utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
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
     Tidelands’ results of operations are significantly impacted by oil and natural gas commodity prices and the quantity of oil and natural gas production. Oil and natural gas prices have historically experienced significant volatility. Tidelands is not permitted to manage its commodity price risk through the use of fixed price contracts or financial derivatives.
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
     Summary Review. All wells were back in production in 2007 and an increase in the price of both oil and gas was realized. The wells in the West Cameron Block 165 Field were off production from September 2005 to July 2006 due to hurricane damage to the pipeline facilities that takes delivery of the gas produced in that field. The wells on Sabine Pass Block 13 were shut in during October 2005 as the result of hurricane damage to the onshore delivery facilities. The wells in the Galveston Block 303 Field continued to produce without interruption. The wells in the West Cameron Block 165 Field were back in production in July 2006. The wells on West Cameron Block 225 were back in production in January 2007.
     Tidelands’ net income in 2007 amounted to $4,062,108 or $2.93 per unit as compared to $1,912,403 or $1.38 per unit in 2006 and $2,241,485 or $1.62 per unit in 2005. An increase in production and prices was realized in 2007 as compared to 2006.
     Administrative expenses amounted to $171,807 in 2007, an increase of $35,827 from 2006. This increase is primarily due to an increase in the administrative cost allocation from Marine Petroleum Corporation.
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, the average price received for oil and natural gas during 2007 and 2006 and the percent change from 2006 to 2007:

	For Year Ended December 31,
	2007	2006	% Change
Income:
Oil royalties	$501,759	$437,209	14.8%
Natural gas royalties	3,718,317	1,588,203	134.1%

	$4,220,076	$2,025,412	108.4%
Net production quantities:
Oil (bbls)	6,920	6,722	2.9%
Natural gas (mcf)	512,320	229,697	123.0%

Average net prices:
Oil (1)	$72.51	$65.04	11.5%
Natural gas (1)	$7.26	$6.91	5.1%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, the average price received for oil and natural gas during 2006 and 2005 and the percent change from 2005 to 2006:

	For Year Ended December 31,
	2006	2005	% Change
Income:
Oil royalties	$437,209	$313,777	39.3%
Natural gas royalties	1,588,203	2,048,982	(22.5%)

	$2,025,412	$2,362,759	(14.3%)
Net production quantities:
Oil (bbls)	6,722	5,839	15.1%
Natural gas (mcf)	229,697	263,901	(13.0%)

Average net prices:
Oil (1)	$65.04	$53.74	21.0%
Natural gas (1)	$6.91	$7.76	(11.0%)

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

     Oil and Natural Gas Royalties — 2007 and 2006. During 2007, Tidelands received approximately 12% of its royalty income from the sale of oil and 88% from the sale of natural gas. Income from oil and natural gas royalties in 2007 increased approximately 108% from 2006, primarily due to increased oil and natural gas prices and an increase in production of both oil and gas.
     Revenue from oil royalties amounted to $501,759 in 2007, an increase of 15% as compared to the $437,209 realized in 2006. The increase was due to a 3% increase in production and a 12% increase in the price realized.
     Revenue from natural gas royalties amounted to $3,718,317, an increase of 134% as compared to the $1,588,203 realized in 2006. The increase was due to a 123% increase in production and a 5% increase in the price realized.
     General and administrative expenses for 2007 amounted to $171,807, an increase of 26% from $135,980 in 2006, due to an increase in the administrative expense allocation from Marine Petroleum Corporation.
     Oil and Natural Gas Royalties — 2006 and 2005. During 2006, Tidelands received approximately 22% of its royalty income from the sale of oil and 78% from the sale of natural gas. Income from such oil and natural gas royalties in 2006 decreased approximately 14% from 2005, primarily due to a decrease in production and price realized for natural gas partially offset by an increase in production and price realized for oil. In September 2005, Hurricane Rita came ashore near Beaumont, Texas and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands; royalty interest. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007. The shut-in of the various wells resulted in a decrease in production of natural gas and therefore had a negative effect on Tidelands’ royalty income in 2006.
     Revenue from oil royalties amounted to $437,208 in 2006, an increase of 39% as compared to the $313,777 realized in 2005. The increase was due to a 15% increase in production and a 21% increase in the price realized.
     Revenue from natural gas royalties amounted to $1,588,203 in 2006, a decrease of 22% as compared to the $2,048,982 realized in 2005. The decrease was due to a 13% decrease in production and a 11% decrease in the price realized.
     General and administrative expenses for 2006 amounted to $135,980, a decrease of 3% from $140,675 in 2005, due to a decrease in the administrative expense allocation from Marine Petroleum Corporation.
     Capital Resources and Liquidity. The Trust’s Indenture (and the charter and by-laws of Tidelands Corporation) expressly prohibits the operation of any kind of trade or business. Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. Its only obligation is to distribute to unitholders the net income actually collected.
     As an administrator of oil and natural gas royalty properties, Tidelands collects income monthly, pays expenses of administration and disburses all net income collected to its unitholders each quarter. Because all of Tidelands’ revenues are invested in liquid funds pending distribution, Tidelands does not experience liquidity problems.
     The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity. Tidelands Corporation will owe Federal income taxes with respect to the income of Tidelands Corporation, excluding 95% of oil and natural gas royalties to be distributed to the Trust and after deducting statutory depletion.
     The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission.
     Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     As described elsewhere herein, Tidelands’ only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands’ income is highly dependent on the prices realized from the sale of oil and natural gas and the quantities of production from wells in which it has a royalty interest. Oil and natural gas prices have historically experienced significant volatility. Tidelands is not permitted to manage its commodity price risk though the use of fixed price contracts or financial derivatives.
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
Item 8. Financial Statements and Supplementary Data
     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 17 through 25 hereof:
     See also “Item 15. Exhibits and Financial Statement Schedules” of this Form 10-K for further information concerning the financial statements of Tidelands. All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2007. This Annual Report does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Tidelands to provide only the Trustee’s report in this Annual Report on Form 10-K.
Item 9B. Other Information
     None.
Part III
Item 10. Directors and Executive Officers of the Registrant
     Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A. serves as the Trustee.
     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than ten percent of the outstanding units. The Trust is not aware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the code of ethics of Bank of America, N.A., a copy of which will be made available to unitholders without charge, upon request at Bank of America Plaza, 18th Floor, 901 Main Street, Dallas, Texas, 75202.

     Committees. The Trust has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.
Item 11. Executive Compensation
     The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three years, the Trust paid or accrued fees to the Trustee, as set forth below.

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
Bank of America, N.A., the Trustee	2007	$20,611
	2006	$21,248
	2005	$20,938

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the persons known to the Trust who own beneficially more than five percent of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2007	of Class
Units of Beneficial Interest	Marine Petroleum Trust	452,366	32.6%
	P.O. Box 830650
	Dallas, Texas 75283-0650
     There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the period covered. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.
Item 13. Certain Relationships and Related Transactions
     Pursuant to an arrangement with Marine Petroleum Corporation to share certain administrative expenses related to the use of office space, Tidelands Corporation paid the following amounts to Marine Petroleum Corporation during the past three years. The arrangement provides that administrative expenses are shared in the ratio of each of Marine Petroleum Corporation’s and Tidelands Corporation’s gross income to the total gross income of both entities.

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2007	$50,363
	2006	$25,558
	2005	$36,684

Item 14. Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP for the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$42,400	$38,400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements — See “Financial Statements and Supplementary Data” above.

(b)	Exhibits
4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K of for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

*	Filed herewith.

(c)	Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Holders of Trust Units of
Tidelands Royalty Trust “B”:
We have audited the accompanying consolidated balance sheets of Tidelands Royalty Trust “B” and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Dallas, Texas
March 28, 2008	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
Assets

	2007	2006
Current assets:
Cash and cash equivalents	$2,034,393	$1,834,550
Oil and natural gas royalties receivable	825,486	831,022

Total current assets	2,859,879	2,665,572
Oil, natural gas and other mineral properties	2	2

	$2,859,881	$2,665,574

Liabilities and Trust Equity

Current liabilities:
Accounts payable	$12,416	$25,558
Federal income taxes payable	3,451	9,351
Income distributable to unitholders	900,030	720,922

Total current liabilities	915,897	755,831

Trust equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	2	2
Undistributed income	1,943,982	1,909,741

Total trust equity	1,943,984	1,909,743

	$2,859,881	$2,665,574

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
Income:
Oil and natural gas royalties	$4,220,076	$2,025,412	$2,362,759
Interest and other	65,439	41,998	36,954

Total income	4,285,515	2,067,410	2,399,713
Expenses:
General and administrative	171,807	135,980	140,675

Income before Federal income taxes	4,113,708	1,931,430	2,259,038
Federal income taxes of subsidiary	51,600	19,027	17,553

Net income	4,062,108	1,912,403	2,241,485
Undistributed income at beginning of year	1,909,741	1,037,145	1,459,069

	5,971,849	2,949,548	3,700,554
Distributions to unitholders	4,027,867	1,039,807	2,663,409

Undistributed income at end of year	$1,943,982	$1,909,741	$1,037,145

Net income per unit	$2.93	$1.38	$1.62

Distributions per unit	$2.91	$0.75	$1.92

Weighted average units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,062,108	$1,912,403	$2,241,485
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Oil and natural gas royalties receivable	5,536	(696,588)	261,581
Interest receivable	—	—	1,403
Accounts payable	(13,142)	16,859	(9,285)
Federal income tax payable	(5,900)	7,950	(2,159)

Net cash provided by operating activities	4,048,602	1,240,624	2,493,025

Cash flows used in investing activities:
Proceeds from sale of U.S. agency bonds	—	—	200,000

Net cash provided by (used in) investing activities	—	—	200,000

Cash flows used in financing activities — cash distributions to unitholders	(3,848,759)	(1,068,228)	(2,237,675)

Net increase (decrease) in cash and cash equivalents	199,843	172,396	455,350
Cash and cash equivalents at beginning of year	1,834,550	1,662,154	1,206,804

Cash and cash equivalents at end of year	2,034,393	1,834,550	1,662,154

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
     (a) General
     Tidelands Royalty Trust “B” (the “Trust”) was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees in a designated area of the Gulf of Mexico during a 50-year period that expired on April 30, 2001.
     The Trust is required under its Indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. The Trust cannot invest any of its money for any purpose and cannot engage in a trade or business.
     The Trust’s wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation”), holds title to interests in properties that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to the Trust. Tidelands Corporation, like the Trust, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties. The Trust is authorized to pay the expenses of Tidelands Corporation should it be necessary.
     The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended 2007, 2006 and 2005, Tidelands Corporation paid $50,363, $26,000 and $37,000 to Marine Petroleum Corporation, respectively. At December 31, 2007 and 2006, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.
     Hurricane Rita came ashore near Beaumont, Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007, and all wells were back in production during 2007.
     (b) Unitholder Voting Matters
     On March 27, 2001, the unitholders of record at the close of business on February 16, 2001, approved an amendment to the Indenture to extend the life of the Trust to April 30, 2021.
     (c) Principles of Consolidation
     The consolidated financial statements include the Trust and its wholly-owned subsidiary, Tidelands Corporation. All intercompany accounts and transactions have been eliminated in consolidation.
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
     (e) Federal Income Taxes
     No provision has been made for Federal income taxes on the Trust’s income since such taxes are the liability of the unitholders. Federal income taxes are provided on the income of Tidelands Corporation, excluding the 95% of oil and natural gas royalties to be distributed to the Trust and after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2007 and 2006. The primary difference between the effective tax rate and the statutory tax rate is due to nontaxable income.
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
     Cash equivalents of $1,076,519 and $1,081,627 at December 31, 2007 and 2006, respectively, consist of cash held in money market accounts sponsored by Bank of America, Private Bank and Banc of America Investment Services, Inc. For purposes of the statements of cash flows, the Trust considers all investments with original maturities of three months or less to be cash equivalents.
     (g) Statements of Cash Flows
     Tidelands Corporation paid $57,500, $11,077 and $19,671 in Federal income taxes in 2007, 2006 and 2005, respectively. No payments of interest were made in 2007, 2006 and 2005.
     (h) Fair Value of Financial Instruments
     The Trust and Tidelands Corporation define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash equivalents, oil and natural gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturities of those instruments.
     (i) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     (j) Net Income per Unit
     Net income per unit is determined by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

     (k) Significant Royalty Sources
     Royalties received by the Trust from producers are summarized as follows:

	2007	2006	2005
Devon Energy Production Company	74%	59%	90%
Newfield Exploration Co.	10%	—	—
NOEX Energy, Inc.	7%	26%	—
W & T Offshore	6%	13%	6%
Others	3%	2%	4%

	100%	100%	100%

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(2) UNDISTRIBUTED INCOME
     The Indenture provides that the Trustee is to distribute all cash in the Trust, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Undistributed income includes $822,555 and $862,927 applicable to the subsidiary corporation at December 31, 2007 and 2006, respectively.
(3) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)
     Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For Year Ended December 31,
	2007	2006	2005
Net production quantities:
Oil (bbls)	6,920	6,722	5,839
Natural gas (mcf)	512,320	229,697	263,901
(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following quarterly financial information for the years ended December 31, 2007 and 2006 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and
	Natural Gas	Net	Net Income
	Royalties	Income	Per Unit
Quarter ended:
March 31, 2007	$991,139	$950,431	$0.69
June 30, 2007	1,117,443	1,073,025	0.77
September 30, 2007	1,034,619	998,200	0.72
December 31, 2007	1,076,875	1,040,452	0.75

	$4,220,076	$4,062,108	$2.93

Quarter ended:
March 31, 2006	$138,299	$110,576	$0.08
June 30, 2006	206,577	181,247	0.13
September 30, 2006	599,446	570,301	0.41
December 31, 2006	1,081,090	1,050,279	0.76

	$2,025,412	$1,912,403	$1.38

(5) TEXAS FRANCHISE TAX
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to a state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the new tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the new legislation, “passive entities,” including trusts, that meet the following requirements, will be exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. The Trust has determined that it was a passive entity in 2007.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Date: March 28, 2008	Tidelands Royalty Trust “B” (Registrant)
	By:	Bank of America, N.A.
(in its capacity as Corporate Trustee
of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

		By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		CAPACITIES	DATE

Bank of America, N.A.		Corporate Trustee	March 28, 2008
By:	/s/ Ron E. Hooper
Ron E. Hooper Senior Vice President
(The Registrant has no directors or executive officers).

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Indenture of Trust dated June 1, 1954, as amended, filed as an Exhibit to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K of for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

*	Filed herewith.