Form 10-Q
period 2008-03-31
TIDELANDS ROYALTY TRUST B
filed 2008-05-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 13, 2008, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,088,408	$2,034,393
Oil and gas royalties receivable	897,364	825,486

Total current assets	$2,985,772	$2,859,879

Oil, gas and other mineral properties	2	2

	$2,985,774	$2,859,881

LIABILITIES AND TRUST EQUITY

Current Liabilities:
Accounts payable	$12,172	$12,416
Federal income taxes payable	7,051	3,451
Income distributable to unitholders	951,158	900,030

Total current liabilities	$970,381	$915,897

Trust Equity:
Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	2	2
Undistributed income	2,015,391	1,943,982

Total trust equity	2,015,393	1,943,984

	$2,985,774	$2,859,881

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Income:
Oil and gas royalties	$1,113,371	$991,139
Interest income	10,505	15,277

	1,123,876	1,006,416

Expenses:
General and administrative	85,328	43,685

Income before federal income taxes	1,038,548	962,731
Federal income taxes of subsidiary	15,600	12,300

Net income	1,022,948	950,431
Undistributed income at beginning of period	1,943,982	1,909,741

	2,966,930	2,860,172
Distributions to unitholders (1,386,525 units of beneficial interest authorized, 1,386,375 units issued and outstanding)	951,539	953,783

Undistributed income at end of period	$2,015,391	$1,906,389

Net income per unit	$0.74	$0.69

Distributions per unit	$0.69	$0.69

Units outstanding	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,022,948	$950,431

Change in assets and liabilities:
Oil and gas royalties receivable	(71,878)	112,531
Accounts payable	(244)	(14,222)
Federal income taxes payable	3,600	(5,700)

Net cash provided by operating activities	954,426	1,043,040
Cash flows used in financing activities-distributions to unitholders	(900,411)	(721,306)

Net increase (decrease) in cash and cash equivalents	54,015	321,734

Cash and cash equivalents at beginning of period	2,034,393	1,834,550

Cash and cash equivalents at end of period	$2,088,408	$2,156,284

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated, and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     As an overriding royalty owner, actual production results are not known to Tidelands until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, Tidelands must estimate earned but unpaid royalties from this production. To estimate this amount, Tidelands utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
Distributable Income
     The Trust’s Indenture, as amended (the “Indenture”) provides that the trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases, which are paid to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses of the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.
Undistributed Income
     A contract between the Trust and Tidelands Corporation provides that 95% of the overriding royalties received by Tidelands Corporation are to be paid to the Trust each quarter. Tidelands Corporation retains the remaining 5% of the overriding royalties along with other items of income and expense until such time as Tidelands Corporation’s Board of Directors declares a dividend out of the retained earnings. Since the first quarter of 2004, the Board of Directors of Tidelands Corporation has declared quarterly dividends equal to 5% of the overriding royalties received each quarter. On March 31, 2008, the undistributed income of the Trust was $1,207,498 and the undistributed income of Tidelands Corporation was $807,893.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition — Liquidity and Capital Resources
Organization
     The Trust is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. Bank of America, N.A. serves as corporate trustee (the “Trustee”). The Indenture provides that the term of Trust will expire on

April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, Elf Exploration, Inc. (“Elf”) and their respective assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.
     The Trust’s wholly-owned subsidiary, Tidelands Corporation, holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. Tidelands Corporation is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.
     Tidelands’ rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Tidelands either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
     Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses, and disburses all net royalties collected to its unitholders each quarter.
     The Trust’s Indenture expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. However, the Trust expects that it will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see “-State Tax Considerations” for further information. Tidelands Corporation is a taxable entity and pays state and federal taxes on its income, excluding the 95% net profits interest reserved for the Trust and deducting statutory depletion.
     The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trust is a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is Bank of America, N.A., and the contact information for the representative is as follows:
Bank of America, N.A.
P.O. Box 830650,
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
The Leases
     As of May 13, 2008, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.
     Tidelands continues to receive payments on the five leases acquired by Chevron, Elf or their assignees. These leases and related overriding royalty interests are identified in the table below:

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	Breton Energy LLC

Total			22,948
Recent Developments
     Nippon Oil Exploration USA Ltd. has filed a plan of development with the Minerals Management Service to drill five wells from an existing platform on Sabine Pass Block 13. According to the plan of development, the first well is scheduled to be drilled in July 2008 and the last well would be drilled in July 2009. The wells are located in an area covered by Tidelands’ overriding royalty interest. A drilling plan is not a commitment to drill a well; therefore, there is no assurance that the wells will be drilled pursuant to the plan of development or that the wells will produce if they are drilled.
Critical Accounting Policies and Estimates
     As an overriding royalty owner, actual production results are not known to Tidelands until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, Tidelands must estimate earned but unpaid royalties from this production. To estimate this amount, Tidelands utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended March 31, 2008. Please see the Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of critical accounting policies.
General
     Over 85% of Tidelands’ royalty revenue was from natural gas sales during the three months ended March 31, 2008. Royalty revenue includes estimated royalties of oil and natural gas produced but not yet received from producers.
     Tidelands’ royalty revenues are derived from the oil and natural gas production activities of unrelated parties. Tidelands’ royalty revenues and distributions fluctuate from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells, and the prices at which the oil and natural gas from such wells are sold.
     Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty revenue is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by Mellon Investor Services LLC as the agent for Tidelands. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Summary of Operating Results
     Tidelands receives overriding royalties from 15 wells located on five different leases. The wells vary in age from less than one year to 26 years. Information on each of the 15 wells is presented in the following table:

Status as of
Location	Well	Type	First Produced	March 31, 2008
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001A	Gas	September 2002	Producing
West Cameron Block 225	C001D	Gas	May 2003	Producing
West Cameron Block 225	C001	Gas	February 2004	Producing
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	8	Gas	November 2006	Producing
West Cameron Block 291	003A	Gas	April 1998	Producing
West Cameron Block 291	2	Gas	June 1987	Producing
Galveston Area Block 303	B001	Gas	November 2006	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
Galveston Area Block 303	7	Gas	May 2007	Producing
     Net income for the three months ended March 31, 2008 increased approximately 7% to $0.74 per unit as compared to $0.69 per unit for the comparable period in 2007. For the three months ended March 31, 2008, oil production decreased 736 barrels and natural gas production decreased 18,576 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the three months ended March 31, 2008, the average price realized for a barrel of oil increased $43.73 over the price realized in the comparable period in 2007 and the average price realized for an mcf of natural gas increased $1.84 over the price realized in the comparable period in 2007.
     Distributions to unitholders amounted to $0.69 per unit for the three months ended March 31, 2008, which was the same as the comparable period in 2007.
     The following table presents the net production quantities of oil and natural gas and the net income and distributions per unit for the last five quarters.

	Production
			Net	Cash
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	Distribution
March 31, 2007	2,246	136,756	$0.69	$0.69
June 30, 2007	2,197	118,587	$0.77	$0.72
September 30, 2007	1,023	133,318	$0.72	$0.85
December 31, 2007	1,454	123,659	$0.72	$0.76
March 31, 2008	1,510	118,180	$0.74	$0.69
Results of Operations — Three Months Ended March 31, 2008 and 2007
     Revenue from oil and natural gas royalties increased 12% during the quarter ended March 31, 2008 from the levels realized in the comparable quarter of 2007.

          Net income increased 8% to approximately $1,023,000 for the three-month period ended March 31, 2008 from approximately $950,000 realized in the comparable period in 2007 primarily due to increased oil and natural gas prices. During the three months ended March 31, 2008, production of natural gas decreased 14% over the comparable period in 2007 and production of oil decreased 33% from the comparable period in 2007.
          Revenues from oil royalties increased 16% during the first quarter of 2008 from the comparable period in 2007. The volume of oil sold decreased 736 barrels and the average price received for oil increased $43.73 per barrel to $103.58 in the first quarter of 2008 from the $59.85 realized in the comparable period in 2007, an increase of 73%.
          Revenues from natural gas royalties were up 12% in the first quarter of 2008 from the results of the corresponding period in 2007. The volume of natural gas sold decreased 18,576 mcf and the average price of natural gas increased $1.84 per mcf to $8.10 from $6.26 realized in the comparable period in 2007, an increase of 29%.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2008, and those realized in the comparable three months in 2007.

	Three Months Ended March 31,
	2008	2007	% Change
Oil
Barrels sold	1,510	2,246	(33)%
Average price	$103.58	$59.85	73%

Natural Gas
Mcf sold	118,180	136,756	(14)%
Average price	$8.10	$6.26	29%
          General and administrative expenses increased to $85,328 in the three months ended March 31, 2008 from $43,685 in the prior year period, primarily due to increased professional fees and expenses.
State Tax Considerations
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise or “margin” tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as a taxable entity’s total revenue less certain costs and expenses, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the new tax. The statute provides certain limited exemptions from the tax, including exclusions for certain grantor trusts and exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the new legislation, grantor trusts (such as the Trust) are exempt from the state franchise tax if: (a) all of the grantors and beneficiaries are natural persons or charitable organizations described in Section 501(c)(3) of the Internal Revenue Code; and (b) the trust is not a business trust (within the meaning of U.S. Treasury Regulation section 301.7701-4(b)). At this time, the Trust is not able to rely on this exemption for grantor trusts because it cannot verify that all of the beneficiaries are natural persons or charitable organizations described in Section 501(c)(3).
     The new legislation also provides an exemption from Texas state franchise tax for certain “passive entities,” including trusts, that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the

Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the Texas state franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas state franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. The Trust has determined that it was a passive entity in 2007.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
Forward-Looking Statements
          The statements discussed in this quarterly report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in the Annual Report on Form 10-K for the year ended December 31, 2007. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Tidelands did not experience any significant changes in market risk during the period covered by this report. Tidelands’ market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          Bank of America, N.A., as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Tidelands is communicated to the Trustee. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
          There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2007.
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

TIDELANDS ROYALTY TRUST “B”
Bank of America, N.A., Trustee

May 13, 2008	By:	/s/ Ron E. Hooper Ron E. Hooper
Senior Vice President