Form 10-Q
period 2008-06-30
TIDELANDS ROYALTY TRUST B
filed 2008-08-08
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     As of August 4, 2008, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
June 30, 2008 and December 31, 2007

		December 31,
		2007
	June 30, 2008	(Audited and
	(Unaudited)	Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$2,048,006	$2,034,393
Oil, gas and other mineral properties	2	2

Total assets	$2,048,008	$2,034,395

LIABILITIES AND TRUST CORPUS

Current Liabilities:
Accounts payable	$11,279	$12,416
Federal income taxes payable	4,196	3,451
Income distributable to unitholders	872,871	900,030

Total current liabilities	$888,346	$915,897

Trust Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	1,159,662	1,118,498

	$2,048,008	$2,034,395

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2007		2007
	2008	(Restated)	2008	(Restated)
Income:
Oil and gas royalties	$987,340	$1,095,667	$2,028,833	$2,199,337
Interest income	6,300	16,996	16,805	32,273

Total Income	993,640	1,112,663	2,045,638	2,231,610

Expenses:

General and administrative expenses	72,054	47,214	157,382	90,899

Distributable income before Federal income taxes	921,586	1,065,449	1,888,256	2,140,711
Federal income taxes of subsidiary	6,700	14,200	22,300	26,500

Distributable income	914,886	1,051,249	1,865,956	2,114,211

Distributable income per unit	$0.66	$0.76	$1.35	$1.52

Distributions per unit	$0.63	$0.72	$1.32	$1.41

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
		2007
	2008	(Restated)

Trust corpus, beginning of period	$1,118,498	$1,078,721
Distributable income	1,865,956	2,114,211
Distributions to unitholders	1,824,792	1,950,438

Trust corpus, end of period	$1,159,662	$1,242,494

For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Trust corpus, beginning of period	$1,118,029	$1,187,900
Distributable income	914,886	1,051,249
Distributions to unitholders	873,253	996,655

Trust corpus, end of period	$1,159,662	$1,242,494

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Note 1. Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Form 8-K filed by the Trust that contains restated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 and the three months ended March 31, 2008 and 2007, which have been restated as a result in the change in accounting method discussed in Note 3 below. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Note 2. Basis of Accounting
     The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:
•	Royalty income is recognized in the month when received by Tidelands.

•	Tidelands’ expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.
     The financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
     This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Note 3. Change in Accounting Method
     As of the period ended June 30, 2008, Tidelands changed its accounting method from the accrual method to the modified cash basis method (the “Accounting Change”). Under the modified cash basis method, revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the trustee of the Trust for certain contingencies that would not be recorded under GAAP.
     The Accounting Change was adopted because the trustee believed that distributable income is a more useful measure to the unitholders of the Trust than net income. The newly adopted basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. By adopting the modified cash basis method of accounting, Tidelands reports distributable income instead of net income.

     The Accounting Change has no effect on the amount of distributions to unitholders, and the change from net income to distributable income amounted to a decrease of $21,776 ($0.01 per unit) for the three months ended June 30, 2007 and an increase of $90,775 ($0.06 per unit) for the six months ended June 30, 2007.
     Due to the Accounting Change, the titles of the statements are changing (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statement of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. In addition, the following substantive line items are no longer being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are no longer being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of period

•	Distributions to unitholders

•	Undistributed income at end of period

•	Net income per unit
However, the following line items are now being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
     The consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are now being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of period

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of period

     For a presentation of the line items on the consolidated statements of assets, liabilities and trust corpus that were substantively impacted by the Accounting Change, as of and for the year ended December 31, 2007, please refer to the Form 8-K filed by the Trust that contains restated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 and the three months ended March 31, 2008 and 2007, which have been restated as a result in the change in accounting method discussed in Note 3 below. The following table presents the line items on the consolidated statements of distributable income that were substantively impacted by the Accounting Change as of and for the three and six months ended June 30, 2007:
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

			As Reported Under
	As Originally Reported	Effect of	Modified Cash Basis
	Under Accrual Method	Accounting Change	Method
Three Months Ended June 30, 2007
Oil and gas royalties	$1,117,443	$(21,776)	$1,095,667
Total income	$1,134,439	$(21,776)	$1,112,663
Income before Federal income taxes	$1,087,225	$(21,776)	$1,065,449

Six Months Ended June 30, 2007
Oil and gas royalties	$2,108,582	$90,755	$2,199,337
Total income	$2,140,855	$90,755	$2,231,610
Income before Federal income taxes	$2,049,956	$90,755	$2,140,711
     As discussed above, the consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. Therefore, a comparison table is not presented.
Note 4. Distributable Income
     The Trust’s Indenture, as amended (the “Indenture”), provides that the trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date.
     As stated under “Accounting Policies” above, the financial statements in this quarterly report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases, which are paid to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses of the Trust. Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Change in Accounting Method
     As of the period ended June 30, 2008, Tidelands changed its accounting method from the accrual method to the modified cash basis method (the “Accounting Change”). Under the modified cash basis method, revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the trustee of the Trust for certain contingencies that would not be recorded under GAAP. Please see “—Critical Accounting Policies and Estimates” for further information.
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
     The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is Bank of America, N.A., and the contact information for the representative is as follows:
Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
Each unitholder should consult his or her own tax advisor for compliance matters.

Liquidity and Capital Resources
     Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses and disburses all net royalties collected to its unitholders each quarter.
     The Trust’s Indenture expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and Federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. However, the Trust expects that it will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see the Annual Report on Form 10-K for the year ended December 31, 2007 for further information. Tidelands Corporation is a taxable entity and pays Federal taxes on its income, excluding the 95% net profits interest reserved for the Trust and after deducting statutory depletion.
The Leases
     As of August 1, 2008, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.
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
     Nippon Oil Exploration USA Ltd. has filed a plan of development with the Minerals Management Service to drill five wells from an existing platform on Sabine Pass Block 13. According to the plan of development, the first well was scheduled to be drilled in July 2008 and the last well would be drilled in July 2009. However, no permits have been reported as of August 1, 2008. The wells are to be located in an area covered by Tidelands’ overriding royalty interest. A drilling plan is not a commitment to drill a well; therefore, there is no assurance that the wells will be drilled pursuant to the plan of development or that the wells will produce if they are drilled.
Critical Accounting Policies and Estimates
Changes in Accounting Policies
     As discussed above, Tidelands adopted the Accounting Change as of the period ended June 30, 2008. Previously, the financial statements of Tidelands were prepared in accordance with GAAP. As an overriding royalty owner, actual production of oil and natural gas are not known to Tidelands until reported by the operator of the oil or gas lease, which could be up to 60-90 days after the actual month of production. Therefore, Tidelands previously estimated earned but unpaid royalties from this production. To estimate this amount, Tidelands utilized historical information based on the latest production reports from the individual leases and current average prices as reported for oil by

Chevron and the well head price for natural gas as reported by the Energy Information Agency (a division of the Department of Energy) for the period under report.
     Under the modified cash basis method, royalty revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared. As a result, Tidelands no longer needs to estimate earned but unpaid royalties. In addition, expenses of Tidelands (which include accounting, legal, and other professional fees, Trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
     The Accounting Change was adopted because the Trustee believed that distributable income is a more useful measure to the unitholders of the Trust than net income. The newly adopted basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. By adopting the modified cash basis method of accounting, Tidelands reports distributable income instead of net income.
     Restated financial statements as of and for each of the five years ended December 31, 2007 and as of and for the three months ended March 31, 2008 and 2007 have been filed with the SEC on Form 8-K. The effect of the Accounting Change is reflected in each of these restated financial statements, as well as in this quarterly report on Form 10-Q. Due to the Accounting Change, the titles of the statements are changing (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statement of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. In addition, the following substantive line items are no longer being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are no longer being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of period

•	Distributions to unitholders

•	Undistributed income at end of period

•	Net income per unit
However, the following line items are now being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
The consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are now being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of period

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of period
     Tidelands’ new accounting method requires Tidelands to make various estimates and assumptions. The following are some of the significant judgment areas in the application of the modified cash basis method of accounting that affect Tidelands’ financial condition and results of operations:

Basis of Accounting
     The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with GAAP. Under the modified cash basis method:
•	Royalty income is recognized in the month when received by Tidelands.

•	Tidelands’ expenses (which include accounting, legal, and other professional fees, Trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis.

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.
     The financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
     This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Revenue Recognition
     Revenues from royalty interests are recognized in the period in which amounts are received by Tidelands.
Use of Estimates
     The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.
General
     Over 86% of Tidelands’ royalty revenue was from natural gas sales during the six months ended June 30, 2008. Royalty revenue includes royalties of oil and natural gas produced and received from producers.
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
     Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty revenue is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by Mellon Investor Services LLC as the agent for Tidelands. The volume of oil and gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.

Summary of Operating Results
     Tidelands receives overriding royalties from 16 wells located on five different leases. The wells vary in age from less than one year to 27 years. Information on each of the 16 wells is presented in the following table:

Status as of
Location	Well	Type	First Produced	June 30, 2008
West Cameron Block 165	A007	Gas	March 2005	Producing
West Cameron Block 165	A006	Gas	August 2004	Producing
West Cameron Block 165	A001A	Gas	September 2002	Producing
West Cameron Block 165	A008	Gas	December 2007	Producing
West Cameron Block 225	C001D	Gas	May 2003	Producing
West Cameron Block 225	C001	Gas	February 2004	Producing
Sabine Pass Block 13	B001A	Oil	May 1997	Producing
Sabine Pass Block 13	A004	Oil	July 1981	Producing
Sabine Pass Block 13	A001	Oil	January 1986	Producing
West Cameron Block 291	A001	Gas	December 2002	Producing
West Cameron Block 291	8	Gas	November 2006	Producing
West Cameron Block 291	003A	Gas	April 1998	Producing
West Cameron Block 291	2	Gas	June 1987	Producing
Galveston Area Block 303	B001	Gas	November 2006	Producing
Galveston Area Block 303	A002	Gas	April 2001	Producing
Galveston Area Block 303	7	Gas	May 2007	Producing
     Distributable income for the six months ended June 30, 2008 decreased approximately 11% to $1.35 per unit as compared to $1.52 per unit for the comparable period in 2007. For the six months ended June 30, 2008, oil production decreased 1,084 barrels and natural gas production decreased 63,762 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the six months ended June 30, 2008, the average price realized for a barrel of oil increased $36.74 over the price realized in the comparable period in 2007, and the average price realized for an mcf of natural gas increased $1.31 over the price realized in the comparable period in 2007.
     Distributions to unitholders amounted to $1.32 per unit for the six months ended June 30, 2008, which was a decrease of 6% from $1.41 in the comparable period in 2007.
     The following table presents the net production quantities of oil and natural gas and the distributable income and distributions per unit for the last five quarters.

	Net Production Quantities		Distributable	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	Income	per Unit
June 30, 2007	2,049	123,007	$0.76	$0.72
September 30, 2007	1,727	128,490	$0.79	$0.85
December 31, 2007	1,376	122,573	$0.62	$0.65
March 31, 2008	1,594	112,933	$0.69	$0.69
June 30, 2008	1,290	87,502	$0.66	$0.63
Results of Operations — Three Months Ended June 30, 2008 and 2007
     Revenue from oil and natural gas royalties decreased 10% during the three months ended June 30, 2008 from the levels realized in the comparable quarter of 2007.
     Distributable income decreased 13% to approximately $915,000 for the three-month period ended June 30, 2008 from approximately $1,051,000 realized in the comparable period in 2007 primarily due to a decrease in production partially offset by an increase in oil and natural gas prices. During the three months ended June 30, 2008, production of natural gas decreased 29% over the comparable period in 2007 and production of oil decreased 37% from the comparable period in 2007.
     Revenues from oil royalties increased 7% for the three-month period ended June 30, 2008 from the comparable period in 2007. The volume of oil sold decreased 759 barrels and the average price received for oil increased $42.64 per barrel to $103.34 for the three-month period ended June 30, 2008 from $60.70 realized in the comparable period in 2007, an increase of 70%.
     Revenues from natural gas royalties were down 12% for the three-month period ended June 30, 2008 from the results of the corresponding period in 2007. The volume of natural gas sold decreased 35,505 mcf and the average price of natural gas increased $1.86 per mcf to $9.76 from $7.90 realized in the comparable period in 2007, an increase of 24%.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended June 30, 2008, and those realized in the comparable three months in 2007.

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	1,290	2,049	(37)%
Average price	$103.34	$60.70	70%

Natural Gas
Mcf sold	87,502	123,007	(29)%
Average price	$9.76	$7.90	24%
Results of Operations — Six Months Ended June 30, 2008 and 2007
     Revenue from oil and natural gas royalties decreased 8% during the six months ended June 30, 2008 from the levels realized in the comparable period of 2007.
     Distributable income decreased 12% to approximately $1,866,000 for the six-month period ended June 30, 2008 from approximately $2,114,000 realized in the comparable period in 2007 primarily due to a decrease in production partially offset by increased oil and natural gas prices. During the six months ended June 30, 2008, production of natural gas decreased 24% over the comparable period in 2007 and production of oil decreased 27% from the comparable period in 2007.
     Revenues from oil royalties increased 17% for the six-month period ended June 30, 2008 from the comparable period in 2007. The volume of oil sold decreased 1,084 barrels and the average price received for oil increased $36.74 per barrel to $96.83 for the six-month period ended June 30, 2008 from $60.09 realized in the comparable period in 2007, an increase of 61%.
     Revenues from natural gas royalties were down 11% for the six-month period ended June 30, 2008 from the results of the corresponding period in 2007. The volume of natural gas sold decreased 63,762 mcf and the average price of natural gas increased $1.31 per mcf to $8.73 from $7.42 realized in the comparable period in 2007, an increase of 18%.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended June 30, 2008, and those realized in the comparable six months in 2007.

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	2,884	3,968	(27)%
Average price	$96.83	$60.09	61%

Natural Gas
Mcf sold	200,435	264,197	(24)%
Average price	$8.73	$7.42	18%

Forward-Looking Statements
     The statements discussed in this quarterly report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in the Annual Report on Form 10-K for the year ended December 31, 2007. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this quarterly report on Form 10-Q.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits
     The following exhibits are included herein:
18.1	Preferability Letter from KPMG LLP regarding the Accounting Change.

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS ROYALTY TRUST “B” Bank of America, N.A., Trustee
August 8, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President