Form 10-Q
period 2008-09-30
TIDELANDS ROYALTY TRUST B
filed 2008-11-14
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission file number 000-08677
Tidelands Royalty Trust “B”
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6007863 (I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)
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
As of November 12, 2008, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,434,321	$2,034,393
Oil, gas and other mineral properties	2	2

Total assets	$2,434,323	$2,034,395

LIABILITIES AND TRUST CORPUS

Current liabilities:
Accounts payable	$—	$12,416
Federal income taxes payable	5,296	3,451
Income distributable to unitholders	1,052,802	900,030

Total current liabilities	$1,058,098	$915,897

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	1,376,225	1,118,498

	$2,434,323	$2,034,395

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (Restated)	2008	2007 (Restated)
Income:
Oil and gas royalties	$1,383,855	$1,136,840	$3,412,688	$3,336,177
Interest income	6,515	17,334	23,320	49,607

Total income	$1,390,370	$1,154,174	$3,436,008	$3,385,784

Expenses:
General and administrative expenses	$107,525	$40,654	$264,907	$131,553

Distributable income before Federal income taxes	1,282,845	1,113,520	3,171,101	3,254,231
Federal income taxes of subsidiary	13,100	13,100	35,400	39,600

Distributable income	$1,269,745	$1,100,420	$3,135,701	$3,214,631

Distributable income per unit	$0.92	$0.79	$2.26	$2.32

Distributions per unit	$0.76	$0.85	$2.08	$2.26

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007 (Restated)

Trust corpus, beginning of period	$1,118,498	$1,078,721
Distributable income	3,135,701	3,214,632
Distributions to unitholders	2,877,974	3,127,454

Trust corpus, end of period	$1,376,225	$1,165,899

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Form 8-K filed by the Trust that contains restated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 and the three months ended March 31, 2008 and 2007 (the “Form 8-K”), which have been restated as a result of the change in accounting method discussed in the Form 8-K. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
Note 2. Basis of Accounting
          The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:
•	Royalty income is recognized in the month when received by Tidelands.

•	Tidelands’ expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.
          The financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
          This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Note 3. Change in Accounting Method
          As of the period ended June 30, 2008, Tidelands changed its accounting method from the accrual method to the modified cash basis method (the “Accounting Change”). Under the modified cash basis method, income is recorded when received and distributions to the Trust’s unitholders are recorded when declared. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the trustee of the Trust for certain contingencies that would not be recorded under GAAP.
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
          The Accounting Change has no effect on the amount of distributions to unitholders, and the change from net income to distributable income amounted to an increase of $102,220 ($0.07 per unit) for the three months ended September 30, 2007 and an increase of $192,975 ($0.14 per unit) for the nine months ended September 30, 2007.
          Due to the Accounting Change, the titles of the statements changed (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statements of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. In addition, the following substantive line items are not being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
          The following substantive line items are not being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of period

•	Distributions to unitholders

•	Undistributed income at end of period

•	Net income per unit
However, the following line items are being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
          The consolidated statements of cash flows have been replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of period

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of period

          For a presentation of the line items on the consolidated statements of assets, liabilities and trust corpus that were substantively impacted by the Accounting Change, as of and for the year ended December 31, 2007, please refer to the Form 8-K. The following table presents the line items on the consolidated statements of distributable income that were substantively impacted by the Accounting Change as of and for the three and nine months ended September 30, 2007:
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

			As Reported
	As Originally	Effect of	Under Modified
	Reported Under	Accounting	Cash Basis
	Accrual Method	Change	Method
Three Months Ended September 30, 2007
Oil and gas royalties	$1,034,619	$102,221	$1,136,840
Total income	$1,051,954	$102,220	$1,154,174
Income before Federal income taxes	$1,011,300	$102,220	$1,113,520

Nine Months Ended September 30, 2007
Oil and gas royalties	$3,143,201	$192,976	$3,336,177
Total income	$3,192,809	$192,975	$3,385,784
Income before Federal income taxes	$3,061,256	$192,975	$3,254,231
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
          As stated under “Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses and taxes of the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
          The Trust is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, Elf Exploration, Inc. (“Elf”) and their respective assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.
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
          Tidelands’ rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Income from the overriding royalties is paid to Tidelands either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
          The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is U.S. Trust, Bank of America Private Wealth Management, and the contact information for the representative is as follows:
U.S. Trust, Bank of America Private Wealth Management
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
          The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and Federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. However, the Trust expects that it will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see the Annual Report on Form 10-K for the year ended December 31, 2007 for further information. Tidelands Corporation is a taxable entity and pays Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          As of November 1, 2008, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.
          Tidelands continues to receive payments on the five leases acquired by Chevron, Elf or their assignees. These leases and related overriding royalty interests are identified in the table below:

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator(s)

Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	Breton Energy LLC

Total			22,948

          Based on the latest public records reviewed by Tidelands, there are approximately 18 wells on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service. The wells vary in age from less than one year to 27 years. Information on each of the 18 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2005
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	C001	Gas	February 2004
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A004	Oil	July 1981
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
West Cameron Block 291	2	Gas	June 1987
West Cameron Block 291	003A	Gas	April 1998
West Cameron Block 291	A001	Gas	December 2002
West Cameron Block 291	8	Gas	November 2006
Galveston Area Block 303	A002	Gas	April 2001
Galveston Area Block 303	B001	Gas	November 2006
Galveston Area Block 303	7	Gas	May 2007
          Nippon Oil Exploration USA Ltd. (“NOEX”) has filed a plan of development with the Minerals Management Service to drill five wells from an existing platform on Sabine Pass Block 13. According to the plan of development, the first well was scheduled to be drilled in July 2008 and the last well would be drilled in July 2009. Tidelands has been advised by NOEX that it has completed two workover wells and is in the process of completing a third workover well.

NOEX has also advised that it received a permit to drill Well No. A008. This is a new well, and according to NOEX, if it is successful, it may lead to drilling two additional wells.
Critical Accounting Policies and Estimates
          In accordance with SEC Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
          Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2008. Please see the Form 8-K for a detailed discussion of critical accounting policies.
General
          Over 88% of Tidelands’ royalty income was from natural gas sales during the nine months ended September 30, 2008. Royalty income includes royalties of oil and natural gas received from producers.
          Tidelands’ royalty income is derived from the oil and natural gas production activities of unrelated parties. Tidelands’ royalty income fluctuates from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Tidelands’ interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.
          Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by American Stock Transfer as the agent for Tidelands. American Stock Transfer replaced Mellon Investor Services LLC as Tidelands’ transfer agent as of November 1, 2008. The volume of oil and gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Hurricanes Gustav and Ike
          In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Tidelands, there was no major damage to any of the offshore production platforms on leases in which Tidelands has an overriding royalty interest. However, Tidelands believes there was minor damage to the onshore pipeline facilities that transport oil and gas produced from wells on the leases in which Tidelands has an overriding royalty interest, which caused some disruption in oil and natural gas production.
          Because Tidelands is not the operator of the leases on which it has an overriding royalty interest, Tidelands has received limited information regarding effect of the hurricanes on production. However, Tidelands has been advised that the wells on West Cameron Block 165, the field from which the majority of the royalties received by Tidelands are from, were not damaged by the hurricanes, but were off production due to damage to onshore pipeline facilities. Tidelands has been advised that the wells on West Cameron Block 165 were back on production on September 24, 2008. Tidelands was also advised that the wells on Galveston Block 303 were also not damaged by the hurricanes, but were off production due to damage to onshore pipeline facilities. Tidelands has been advised that the wells on Galveston Block 303 were back on production by the end of September 2008. Tidelands also received information that the wells on Sabine Block 13 were shut-in due to damage from the hurricanes, but were expected to be back on production in October 2008. Tidelands has not received a further update regarding Sabine Block 13. Tidelands has not independently verified the foregoing information regarding the status of various wells and the extent of damage to facilities.
          In general, Tidelands receives royalties two months after oil production and three months after natural gas production. Tidelands expects that production and future distributions will be negatively affected by the damage caused by the hurricanes. At this time, Tidelands is unable to predict the extent by which production and distributions will be affected.
Prices
          Oil and natural gas prices continue to decline. In October 2008, the average price quoted for crude oil delivered onshore in Louisiana had dropped 42% to $79.86 per barrel down from $137.81 in July 2008. In September 2008, natural gas prices were down 31% to $7.07 per million btu from $10.32 in July. Tidelands believes that the decline in prices may reduce the royalties available for distribution to unitholders.
Summary of Operating Results
          Distributable income for the three months ended September 30, 2008 increased approximately 16% to $0.92 per unit from $0.79 per unit for the comparable period in 2007. For the three months ended September 30, 2008, oil production decreased 606 barrels and natural gas production decreased 37,707 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the three months ended September 30, 2008, the average price realized for a barrel of oil increased $59.55 over the price realized in the comparable period in 2007, and the average price realized for an mcf of natural gas increased $5.73 over the price realized in the comparable period in 2007.
          Distributions to unitholders amounted to $0.76 per unit for the three months ended September 30, 2008, which was a decrease of 11% from $0.85 per unit in the comparable period in 2007.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

			Distributable
	Net Production Quantities		Income per	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
September 30, 2007	1,727	128,490	$0.79	$0.85
December 31, 2007	1,376	122,573	$0.62	$0.65
March 31, 2008	1,594	112,933	$0.69	$0.69
June 30, 2008	1,290	87,502	$0.66	$0.63
September 30, 2008	1,121	90,783	$0.92	$0.76
Results of Operations — Three Months Ended September 30, 2008 and 2007
          Income from oil and natural gas royalties increased 22% during the three months ended September 30, 2008 from the levels realized in the comparable quarter of 2007.
          Distributable income increased 15% to $1,269,745 for the three-month period ended September 30, 2008 from $1,100,420 realized in the comparable period in 2007, primarily due to an increase in oil and natural gas prices and a decrease in production of oil and natural gas. During the three months ended September 30, 2008, production of natural gas decreased 29% over the comparable period in 2007, and production of oil decreased 35% from the comparable period in 2007.

          Income from oil royalties increased 21% for the three-month period ended September 30, 2008 from the comparable period in 2007. The volume of oil sold decreased 606 barrels and the average price realized for oil increased $59.55 per barrel to $128.69 for the three-month period ended September 30, 2008 from $69.14 realized in the comparable period in 2007, an increase of 86%.
          Income from natural gas royalties were up 22% for the three-month period ended September 30, 2008 from the corresponding period in 2007. The volume of natural gas sold decreased 37,707 mcf and the average price of natural gas increased $5.73 per mcf to $13.65 from $7.92 realized in the comparable period in 2007, an increase of 72%.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2008, and those realized in the comparable three months in 2007.

	Three Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)	% Change
Oil
Barrels sold	1,121	1,727	(35)%
Average price	$128.69	69.14	86%
Natural gas
Mcf sold	90,783	128,490	(29)%
Average price	$13.65	$7.92	72%
          General and administrative expenses increased to $107,525 in the three months ended September 30, 2008 from $40,654 in the prior year period, primarily due to increased professional fees and expenses related to the accounting change discussed in the Form 8-K.
Results of Operations — Nine Months Ended September 30, 2008 and 2007
          Income from oil and natural gas royalties increased 2% during the nine months ended September 30, 2008 from the levels realized in the comparable period of 2007.
          Distributable income decreased 2% to $3,135,701 for the nine-month period ended September 30, 2008 from $3,214,631 realized in the comparable period in 2007, primarily due to a $133,354 increase in general and administrative expenses plus the effect of a decrease in production partially offset by increased oil and natural gas prices. During the nine months ended September 30, 2008, production of natural gas decreased 26% over the comparable period in 2007 and production of oil decreased 30% from the comparable period in 2007.
          Income from oil royalties increased 18% for the nine-month period ended September 30, 2008 from the comparable period in 2007. The volume of oil sold decreased 1,690 barrels and the average price realized for oil increased $42.91 per barrel to $105.74 for the nine-month period ended September 30, 2008 from $62.83 realized in the comparable period in 2007, an increase of 68%.
          Income from natural gas royalties were up 0.4% for the nine-month period ended September 30, 2008 from the results of the corresponding period in 2007. The volume of natural gas sold decreased 101,469 mcf and the average price of natural gas increased $2.68 per mcf to $10.26 from $7.58 realized in the comparable period in 2007, an increase of 35%.

          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended September 30, 2008, and those realized in the comparable nine months in 2007.

	Nine Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)	% Change
Oil
Barrels sold	4,005	5,695	(30)%
Average price	$105.74	$62.83	68%
Natural gas
Mcf sold	291,218	392,687	(26)%
Average price	$10.26	$7.58	35%
          General and administrative expenses increased to $264,907 in the nine months ended September 30, 2008 from $131,553 in the prior year period, primarily due to increased professional fees and expenses related to the accounting change discussed in the Form 8-K.
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
Item 4T. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Tidelands is communicated to the Trustee. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
November 13, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President