Form 10-K
period 2008-12-31
TIDELANDS ROYALTY TRUST B
filed 2009-03-25
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 000-08677
Tidelands Royalty Trust “B”
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6007863 (I.R.S. Employer Identification No.)

c/o The Corporate Trustee U.S. Trust, Bank of America Private Wealth Management P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $27,086,261. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
     Number of Units of Beneficial Interest outstanding as of March 13, 2009: 1,386,375 Units.
     Documents incorporated by reference: None.

Part I
Item 1. Business
     Organization. Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954, under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its respective assignees.
     The Tidelands Royalty Trust “B” Indenture, effective June 1, 1954, as amended (the “Indenture”), provides that the corporate trustee is to distribute all cash in the Trust, excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the terms of the Indenture, all distributions will be sent within 15 calendar days of the record date. U.S. Trust, Bank of America Private Wealth Management, serves as corporate trustee (the “Trustee”). The Indenture prohibits the operation of any kind of trade or business by the Trust.
     The Indenture provides that the term of Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.
     The Trust’s wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation,” collectively with the Trust, “Tidelands”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas and other mineral royalties collected by Tidelands Corporation, less the cost of receiving and collecting, are retained by and delivered to the Trust. Tidelands Corporation retains the remaining 5% of the overriding royalties along with other items of income and expense until such time as the board of directors declares a dividend out of retained earnings. Tidelands Corporation, like the Trust, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.
     Tidelands’ only industry segment or purpose is the administration and collection of royalties.
     The 1951 Contract. The 1951 Contract identifies 60 specific tracts (the “Tracts”) in the Gulf of Mexico. The Tracts are not all the same size and collectively contain approximately 1,370,000 acres. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron or its assignees had acquired a lease or leases on one of the Tracts, and if oil or natural gas were produced and sold from any such Tract, then Chevron or its assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 was paid to Tidelands under the lease. Thereafter, Tidelands’ interest in such Tracts converted to an overriding royalty as described below. At the Acquisition Expiration Date, five of the Tracts had leases, as described below, and rights to the other 55 Tracts expired.
     As of March 24, 2009, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). As of March 24, 2009, all five of Tidelands’ assigned leases contained producing wells and have paid out their $1,500,000 production payment. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.

     Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to receive payments on the five leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date. These leases and related overriding royalty interests are identified in the table below (dollars in thousands):

Area	Block	Lease Number	Acres	Royalty Interest	2008 Royalties	Operator
Galveston	303	4565	5,760	4.1662%	$430,000	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	$375,000	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	$2,981,000	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	$54,000	Breton Energy LLC
West Cameron	291	4397	5,000	4.1662%	$735,000	Devon Energy Production Company LP
Total			22,948		$4,575,000
     In 2008, approximately 11% of Tidelands’ royalty revenues were attributable to oil and approximately 89% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2008, Tidelands received royalty payments from six working interest owners. The following table presents royalties actually received from each working interest owner for the past three years:

Working Interest Owners	2008	2007	2006
Devon Energy Production Company LP	77%	74%	59%
NOEX Energy, Inc.	8%	7%	26%
W&T Offshore Inc.	7%	6%	13%
McMoran Oil & Gas	4%	—	—
Barron Petroleum Inc.	3%	2%	2%
ENI US Operating Co., Inc.	1%	—	—
Dominion Exploration & Production, Inc.	—	1%	—
Newfield Exploration Co.	—	10%	—

	100%	100%	100%

     Tidelands derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of the Trustee. See “Item 10. Directors and Executive Officers and Corporate Governance” below.
     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease Tracts subject to Tidelands’ interests. American Stock Transfer and Trust Company, LLC is the transfer agent for Tidelands and is responsible for reviewing, processing and payment of distributions.
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
     The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the five leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below).

     The royalty interests held by Tidelands are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.
     Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is U.S. Trust, Bank of America Private Wealth Management, and the contact information for the representative is as follows:
U.S. Trust, Bank of America Private Wealth Management
P.O. Box 830650
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
Each unitholder should consult his or her own tax advisor for tax reporting matters.
Item 1A. Risk Factors
     Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of the Trust.
Tidelands is unable to acquire royalty interests in any more leases.
     Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, Tidelands is not permitted to carry on any business, including making investments in additional oil and gas interests. Tidelands will continue to receive payments on the five leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as the leases exist. Once the leases terminate or expire, any overriding royalties payable to Tidelands will terminate and Tidelands cannot acquire any additional or replacement royalty interests.
Royalty interests are depleting assets and may deplete faster than expected or entirely.
     The net proceeds payable to Tidelands are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are considered a return of capital will ultimately diminish the depletion tax benefits available to unitholders, which could reduce the market value of the units over time.
     The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will likely affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Tidelands. Eventually, the properties in the Royalty Area will stop producing in commercial quantities, and Tidelands will therefore cease to receive any distributions of net proceeds therefrom.
Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices will reduce royalty payments to Tidelands and distributions to its unitholders.
     Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Tidelands’ distributable income, which could decrease the distributions to unitholders. Recently, prices for oil and natural gas have declined dramatically from recent high prices. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:
•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
     Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.
     Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Tidelands. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.
The market price for the units may not reflect the value of the royalty interests held by Tidelands.
     The public trading price for the units tends to be tied to the recent and expected levels of cash distribution on the units. The amounts available for distribution by Tidelands vary in response to numerous factors outside the control of Tidelands, including prevailing prices for oil and natural gas produced from properties in the Royalty Area. The market price of the units is not necessarily indicative of the value that Tidelands would realize if it sold its interest in the properties in the Royalty Area to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that since the assets of Tidelands are depleting assets, a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.
     In addition, the public stock markets have experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of the units could be adversely affected. In addition, the units have traded, and may continue to trade, in low volumes. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner.
Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, there were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to these hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended June 30, 2006. As a result, oil and natural gas production was down during certain of these periods.

The owner of any properties in the Royalty Area may transfer any of the properties in the Royalty Area to another unrelated third party.
     The working interest owners may at any time transfer all or part of the properties in the Royalty Area to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Tidelands will not receive any proceeds of any such transfer. Following any transfer, the Royalty Area will continue to be subject to Tidelands’ royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Tidelands its royalty interest on the transferred portion of the Royalty Area, and the current owner of the Royalty Area would have no continuing obligation to Tidelands for those properties. Any such transferee may not be as financially sound as the current working interest owner.
The owner of any properties in the Royalty Area may abandon any property, terminating the related royalty interest Tidelands may hold.
     The current working interest owners or any transferee may abandon any well or property if it believes that the well or property can no longer produce in commercially economic quantities or for any other reason. This would terminate Tidelands’ royalty interest relating to the abandoned well or property.
The Trustee, Tidelands and the Trust’s unitholders do not control the operation or development of the properties in the Royalty Area and have little influence over operation or development.
     The Trustee, Tidelands and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties in the Royalty Area. The properties in the Royalty Area are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Area and payments to Tidelands for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The failure of a working interest owner to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect on net proceeds payable to Tidelands. The Trustee, Tidelands and the Trust’s unitholders do not have the right to replace an operator.
Important reserve and other information with respect to the particular leases subject to Tidelands’ royalty interest is difficult to obtain.
     The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Tidelands believes that it will not be provided access to such information.
Terrorism and continued geopolitical hostilities could adversely affect Tidelands’ distributions to its unitholders or the market price of its units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.
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
     The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the State of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the Trust if the satisfaction of such liabilities was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.
Tidelands’ royalty interest can be sold and the Trust can be terminated.
     The Trust may be terminated and the Trustee may sell Tidelands’ royalty interests if holders of 80% of the units approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. Any such sale may not be on terms acceptable to all unitholders.
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
Financial information of Tidelands is not prepared in accordance with accounting principles generally accepted in the United States, or GAAP.
     The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission (“SEC”), the financial statements of Tidelands differ from GAAP financial statements because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.
If it is determined that the Trust is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay the tax liability.
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the new Texas state franchise tax for tax year 2008, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2008. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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
     Tidelands did not file any reports on oil and natural gas reserves with any Federal authority or agency during 2008. Due to the nature of Tidelands’ business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2008	2007	2006
Quantity of oil and natural gas sold:
Oil (in barrels (“bbls”))	4,603	7,071	5,789
Natural gas (in thousand cubic feet (“mcf”))	428,728	515,260	141,572
Weighted average sales price for oil and natural gas sold:
Oil (per bbl) (1)	$107.98	$66.19	$65.81
Natural gas (per mcf) (1)	$9.51	$7.29	$6.70

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding oil sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Interests in Properties. Tidelands’ properties consist of overriding royalty interests in five oil and natural gas leases covering 22,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas.

     Productive Properties. Set forth in the table below is information as of December 31, 2008 regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	17

Total Wells	20

Gross Leased Acres:
Productive	22,948
Non-Productive	—

Total Leased Acres	22,948

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
     In January 2008, Dominion Exploration & Production, Inc. assigned the lease on West Cameron Block 225 to ENI Petroleum LLC and Mariner Energy Resources, Inc., and Breton Energy LLC has been designated as operator of the lease. Two new wells, Well No. 7 and Well No. 8, were drilled and commenced producing in June 2008 on West Cameron Block 225.
     Devon Energy Production Co. LP has filed a plan of development with the Minerals Management Service for West Cameron Block 291. The plan called for one gas well to be drilled with expected completion in the fourth quarter of 2008. Tidelands has not received a further update regarding this well.
     Nippon Oil Exploration USA Ltd. (“NOEX”) has filed a plan of development with the Minerals Management Service to drill five wells from an existing platform on Sabine Pass Block 13. According to the plan of development, the first well was scheduled to be drilled in July 2008 and the last well would be drilled in July 2009. Tidelands has been advised by NOEX that it has completed two workover wells and is in the process of completing a third workover well. NOEX has also advised that it received a permit to drill Well No. A008. This is a new well, and according to NOEX, if it is successful, it may lead to drilling two additional wells. Tidelands has not received a further update regarding these wells.
     Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to the 1951 Contract. The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Tidelands believes that it will not be provided access to such information. As a result, the Trustee believes that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.
Item 3. Legal Proceedings
     Neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters have been presented to the unitholders to be voted upon during the fiscal year ended December 31, 2008.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 13, 2009, 1,386,375 units were held by 265 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2008.
     The units of beneficial interest in the Trust trade in the over-the-counter market and are listed on the OTC Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2008 and 2007 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2008
First quarter	$25.24	$19.00	$0.69
Second quarter	29.50	22.86	0.63
Third quarter	29.95	16.00	0.76
Fourth quarter	18.90	8.50	0.89

2007
First quarter	$23.00	$13.07	$0.69
Second quarter	28.00	20.20	0.72
Third quarter	25.75	16.10	0.85
Fourth quarter	32.00	20.58	0.65
     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $76,500 for the distribution paid to holders of record on December 31, 2008. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
     Tidelands does not maintain any equity compensation plans.
     Tidelands did not repurchase any units of beneficial interest during the period covered by this report.
     While Tidelands’ complete Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2008 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.
Item 6. Selected Financial Data
     The following table summarizes selected financial information that has been derived from Tidelands’ audited and unaudited consolidated financial statements. You should read the information set forth below in conjunction with “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(In Thousands, Except Per Unit Amounts)
	2008	2007	2006	2005	2004
	(Audited)	(Audited	(Audited	(Audited	(Unaudited
		and	and	and	and
		Restated)	Restated)	Restated)	Restated)
Statement of Distributable Income Selected Data:
Income — oil and natural gas royalties	$4,575	$4,226	$1,329	$2,624	$1,145

Expense — General and administrative expenses	$326	$172	$136	$141	$118
Expense — Federal income taxes of subsidiary	$46	$52	$19	$18	$5

Distributable income	$4,230	$4,068	$1,216	$2,504	$1,038
Distributable income per unit	$3.05	$2.93	$0.88	$1.81	$0.75

Distributions to unitholders	$4,115	$4,028	$1,039	$2,663	$954
Distributions per unit	$2.97	$2.91	$0.75	$1.92	$0.69

		2007	2006	2005	2004
		(Audited	(Audited	(Unaudited	(Unaudited
	2008	and	and	and	and
	(Audited)	Restated)	Restated)	Restated)	Restated)
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$2,470	$2,034	$1,835	$1,662	$1,407
Trust corpus	$1,233	$1,118	$1,079	$903	$1,062
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
     Change in Accounting Method. As of the period ended June 30, 2008, Tidelands changed its accounting method from the accrual method to the modified cash basis method (the “Accounting Change”) as permitted by the SEC, Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
     Under the modified cash basis method, royalty revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared by the Trustee. As a result, Tidelands no longer needs to estimate earned but unpaid royalties. In addition, expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
     The Accounting Change was adopted because the Trustee believes that distributable income is a more useful measure to the unitholders of the Trust than net income. The newly adopted basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. By adopting the modified cash basis method of accounting, Tidelands reports distributable income instead of net income.
     The Accounting Change has no effect on the amount of distributions to unitholders, and the change from net income to distributable income amounted to an increase of $168,100 ($0.12 per unit) for the year ended December 31, 2007.
     Due to the adoption of the Accounting Change, Tidelands is retroactively applying the modified cash basis method of accounting to the consolidated financial statements of the Trust as of and for the five years ended December 31, 2008 (collectively, the “Financial Statements”). Due to the Accounting Change, the titles of the statements changed (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statements of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. Restated Financial Statements as of and for each of the five years ended December 31, 2008 are included herein. This Annual Report on Form 10-K also discusses Tidelands’ financial condition, changes in financial condition and results of operations for the three years ended December 31, 2008 after Tidelands’ retroactive application of the Accounting Change. Finally, this Annual Report on Form 10-K also includes the effect of the Accounting Change on the previously reported Financial Statements.
     In addition, the following substantive line items are not being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are not being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of year

•	Distributions to unitholders

•	Undistributed income at end of year

•	Net income per unit
     However, the following line items are being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
     The consolidated statements of cash flows have been replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of year

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of year

     Critical Accounting Policies. The financial statements of Tidelands are now prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with GAAP. Under the modified cash basis method:
•	Royalty income is recognized when received by Tidelands.

•	Tidelands’ expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.
     The financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
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
     Hurricane Damage. Hurricane Rita came ashore near Beaumont, Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007, and all wells were back in production during 2007.

     In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Tidelands, there was no major damage to any of the offshore production platforms on leases in which Tidelands has an overriding royalty interest. However, Tidelands believes there was minor damage to the onshore pipeline facilities that transport oil and gas produced from wells on the leases in which Tidelands has an overriding royalty interest, which caused minor disruption in oil and natural gas production. Tidelands was advised that the disruption in production was generally only for a short period of time and production was substantially restored by late September 2008.
     In general, Tidelands receives royalties two months after oil production and three months after natural gas production. Based upon royalty receipts received in December 2008 and January and February 2009 from natural gas production in September, October and November of 2008 and oil production in October, November and December 2008, the distribution to be paid in April 2009 will be $0.855973 per unit, a decrease of 4% from the distribution paid in January 2009. The distribution to be paid in July 2009 will be based on production in December of 2008 and January, February and March of 2009.
     Summary. Tidelands’ distributable income in 2008 was $4,230,208 or $3.05 per unit as compared to $4,067,644 or $2.93 per unit in 2007 and $1,215,815 or $0.88 per unit in 2006. An increase in prices was realized in 2008 as compared to 2007.
     Oil and natural gas prices continue to fluctuate. In February 2009, the average price quoted for crude oil delivered onshore in Louisiana had dropped 63% to $39.16 per barrel down from $106.96 per barrel in September 2008. In February 2009, natural gas prices were down 43% to $4.04 per million btu from $7.07 per million btu in September 2008. Tidelands believes that the decline in prices may reduce the royalties available for distribution to unitholders.
     2008 as Compared to 2007. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2008 and 2007 and the percentage change from 2007 to 2008:

	For Year Ended December 31,
	2008	2007	% Change
Income:
Oil royalties	$497,023	$468,042	6.19%
Natural gas royalties	4,077,687	3,757,570	8.52%

	$4,574,710	$4,225,612	8.26%

Net production quantities:
Oil (bbls)	4,603	7,071	(34.90)%
Natural gas (mcf)	428,728	515,260	(16.79)%

Average net prices:
Oil (1)	$107.98	$66.19	63.14%
Natural gas (1)	$9.51	$7.29	30.45%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2008, Tidelands received approximately 11% of its royalty income from the sale of oil and 89% from the sale of natural gas. Income from oil and natural gas royalties in 2008 increased 8.26% from 2007, primarily due to increased oil and natural gas prices offset by a decrease in production in both oil and natural gas. Because of Hurricanes Gustav and Ike, Tidelands has been advised that production was disrupted during September 2008, which resulted in a decrease in royalties for that period. However, Tidelands was advised that production was substantially restored by late September 2008, and a subsequent increase in price offset any loss.

     Revenue from oil royalties amounted to $497,023 in 2008, an increase of 6.19% as compared to the $468,042 realized in 2007. The increase was due to a 34.90% decrease in production and a 63.14% increase in the price realized.
     Revenue from natural gas royalties amounted to $4,077,687, an increase of 8.52% as compared to the $3,757,570 realized in 2007. The increase was due to a 16.79% decrease in production and a 30.45% increase in the price realized.
     General and administrative expenses were $325,871 in 2008, an increase of $154,064 from 2007. This increase is primarily due to an increase in professional services due to the Accounting Change.
     2007 as Compared to 2006. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2007 and 2006 and the percentage change from 2006 to 2007:

	For Year Ended December 31,
	2007	2006	% Change
Income:
Oil royalties	$468,042	$380,975	22.85%
Natural gas royalties	3,757,570	947,849	296.43%

	$4,225,612	$1,328,824	218.00%

Net production quantities:
Oil (bbls)	7,071	5,789	22.15%
Natural gas (mcf)	515,260	141,572	263.96%

Average net prices:
Oil (1)	$66.19	$65.81	0.58%
Natural gas (1)	$7.29	$6.70	8.81%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2007, Tidelands received approximately 11% of its royalty income from the sale of oil and 89% from the sale of natural gas. Income from oil and natural gas royalties in 2007 increased 218% from 2006, primarily due to an increase in production and price realized for both natural gas and oil. Hurricane Rita came ashore near Beaumont, Texas in September 2005 and caused severe damage to pipelines and onshore structures that take delivery of the oil and natural gas produced on various properties subject to Tidelands’ royalty interest. The wells on Sabine Pass Block 13 were shut in from October 2005 until January 2006, and the wells on West Cameron Blocks 165 and 291 were shut in from September 2005 until July 2006. The well on West Cameron Block 225 was shut in from September 2005 until January 2007, and all wells were back in production during 2007. As a result, damage from Hurricane Rita had an adverse impact on the financial results of Tidelands in 2006.
     Revenue from oil royalties amounted to $468,042 in 2007, an increase of 22.85% as compared to the $380,975 realized in 2006. The increase was due to a 22.15% increase in production and a 0.58% increase in the price realized.
     Revenue from natural gas royalties amounted to $3,757,570 in 2007, an increase of 296.43% as compared to the $947,849 realized in 2006. The increase was due to a 263.96% increase in production and a 8.81% increase in the price realized.
     General and administrative expenses for 2007 amounted to $171,807, an increase of 26% from $135,980 in 2006, due to an increase in the administrative expense allocation from Marine Petroleum Corporation.
     Capital Resources and Liquidity. The Trust’s Indenture (and the charter and by-laws of Tidelands Corporation) expressly prohibits the operation of any kind of trade or business. Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. Its only obligation is to distribute to unitholders the distributable income actually collected.

     As an administrator of oil and natural gas royalty properties, Tidelands collects income monthly, pays expenses of administration and disburses all distributable income collected to its unitholders each quarter. Because all of Tidelands’ revenues are invested in liquid funds pending distribution, Tidelands does not experience liquidity problems.
     The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity. Tidelands Corporation will owe Federal income taxes with respect to the income of Tidelands Corporation, excluding 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest after deducting statutory depletion.
     The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the SEC.
     Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. Tidelands uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.
Website
     Tidelands has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at www.tirtz-tidelandsroyaltytrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.
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
     Oil and natural gas royalties received by Tidelands Corporation prior to delivery of the 95% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk.

     The corpus of Tidelands Corporation is held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk.
Item 8. Financial Statements and Supplementary Data
     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 20 through 30 hereof:
     See also “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning the financial statements of Tidelands. All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     During 2008 and 2007, there have been no disagreements between Tidelands and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.
Item 9A(T). Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2008. This Annual Report does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to temporary rules of the SEC that permit Tidelands to provide only the Trustee’s report in this Annual Report on Form 10-K.
Item 9B. Other Information
     None.
Part III
Item 10. Directors and Executive Officers and Corporate Governance
     Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management serves as the Trustee.
     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the code of ethics of U.S. Trust, Bank of America Private Wealth Management, a copy of which will be made available to unitholders without charge, upon request at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas, 75202.
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

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2008	$20,560
	2007	$20,611
	2006	$21,248

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the persons known to the Trust who own beneficially more than 5% of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2008	of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366	32.6%

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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2008	$47,901
	2007	$50,363
	2006	$25,558
Item 14. Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP for the years ended December 31, 2008 and 2007 were:

	2008	2007
Audit Fees	$100,242	$42,400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     As referenced in “Item 10. Directors and Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
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
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” (the “Trust”) as of December 31, 2008 and 2007, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As described in note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” as of December 31, 2008 and 2007 and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2008 in conformity with the modified cash basis of accounting described in note 2.
The Trust’s consolidated financial statements for 2007 were previously prepared in conformity with U.S. generally accepted accounting principles. As more fully described in note 2 to the consolidated financial statements, the Trust elected, in June 2008, to prepare its consolidated financial statements on the modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America. Consequently, the Trust’s consolidated financial statements for 2007 referred to above have been restated to conform with the modified cash basis of accounting.

Dallas, Texas
March 25, 2009	/s/ KPMG LLP

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2008 and 2007
(Audited)

		December 31,
	December 31,	2007
	2008	(Restated)
Assets

Current assets:
Cash and cash equivalents	$2,468,920	$2,034,393
Oil, gas and other mineral properties	2	2

Federal income tax refundable	1,433	—

Total assets	$2,470,355	$2,034,395

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$—	$12,416
Federal income taxes payable	—	3,451
Income distributable to unitholders	1,236,980	900,030

Total current liabilities	$1,236,980	$915,897

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	1,233,375	1,118,498

	$2,470,355	$2,034,395

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended December 31, 2008
(Audited)

		2007	2006
	2008	(Restated)	(Restated)
Income:
Oil and gas royalties	$4,574,710	$4,225,612	$1,328,824
Interest income	27,039	65,439	41,998

Total income	$4,601,749	$4,291,051	$1,370,822

Expenses:
General and administrative expenses	$325,871	$171,807	$135,980

Distributable income before Federal income taxes	4,275,878	4,119,244	1,234,842
Federal income taxes of subsidiary	45,670	51,600	19,027

Distributable income	$4,230,208	$4,067,644	$1,215,815

Distributable income per unit	$3.05	$2.93	$0.88

Distributions per unit	$2.97	$2.91	$0.75

Units outstanding	1,386,375	1,386,375	1,386,375
See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended December 31, 2008
(Audited)

		2007	2006
	2008	(Restated)	(Restated)

Trust corpus, beginning of period	$1,118,498	$1,078,721	$902,713
Distributable income	4,230,208	4,067,644	1,215,815
Distributions to unitholders	4,115,331	4,027,867	1,039,807

Trust corpus, end of period	$1,233,375	$1,118,498	$1,078,721

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL
(a)	General
     Tidelands Royalty Trust “B” (the “Trust”) was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation and its assignees in a designated area of the Gulf of Mexico during a 50-year period that expired on April 30, 2001.
     The Trust is required under its Indenture to distribute all income, after paying its liabilities and obligations, to the unitholders quarterly. The Trust cannot invest any of its money for any purpose and cannot engage in a trade or business.
     The Trust’s wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation”), holds title to interests in properties that are situated offshore of Louisiana. Ninety-five percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are retained by and delivered to the Trust. Tidelands Corporation, like the Trust, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties. The Trust is authorized to pay the expenses of Tidelands Corporation should it be necessary.
     The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended 2008, 2007 and 2006, Tidelands Corporation paid $47,901, $50,363 and $25,558 to Marine Petroleum Corporation, respectively. At December 31, 2008 and 2007, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.
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
     In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Tidelands, there was no major damage to any of the offshore production platforms on leases in which Tidelands has an overriding royalty interest. However, Tidelands believes there was minor damage to the onshore pipeline facilities that transport oil and gas produced from wells on the leases in which Tidelands has an overriding royalty interest, which caused minor disruption in oil and natural gas production. Tidelands was advised that the disruption in production was generally only for a short period of time and production was substantially restored by late September 2008.
(b)	Unitholder Voting Matters
     On March 27, 2001, the unitholders of record at the close of business on February 16, 2001, approved an amendment to the Indenture to extend the life of the Trust to April 30, 2021.

(c)	Principles of Consolidation
     The consolidated financial statements include the Trust and its wholly-owned subsidiary, Tidelands Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.
(d)	Producing Oil and Gas Properties
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
     No provision has been made for Federal income taxes on the Trust’s income because such taxes are the liability of the unitholders.
     Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2008 and 2007. Tidelands Corporation uses the cash method of reporting for Federal income taxes. The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.
     Tidelands Corporation recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
(f)	Credit Risk Concentration and Cash Equivalents
     Financial instruments which potentially subject the Trust and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and unsecured oil and natural gas royalties receivable. The Trust and its wholly-owned subsidiary place their cash investments with financial institutions that the Trustee considers creditworthy and limit the amount of credit exposure from any one financial institution. Royalties receivable are from large creditworthy companies and the Trust historically has not encountered collection problems. The estimated fair values of cash equivalents and oil and natural gas royalties receivable approximate the carrying values due to the short term nature of these financial instruments.
     Cash equivalents of $1,165,645 and $1,076,519 at December 31, 2008 and 2007, respectively, consist of cash held in money market accounts sponsored by Bank of America, Private Bank and Banc of America Investment Services, Inc.
(g)	Use of Estimates
     The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.
(h)	Distributable Income per Unit
     Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period.

(i)	Significant Royalty Sources
     Royalties received by Tidelands from producers are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Devon Energy Production Company	77%	74%	59%
Newfield Exploration Co.	—	10%	—
NOEX Energy, Inc.	8%	7%	26%
W & T Offshore	7%	6%	13%
Others	8%	3%	2%

	100%	100%	100%

(2)	CHANGE IN ACCOUNTING METHOD
     As of the period ended June 30, 2008, Tidelands changed its accounting method from the accrual method to the modified cash basis method, referred to herein as the Accounting Change. Under the modified cash basis method, revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared by the Trustee. As a result, Tidelands no longer needs to estimate earned but unpaid royalties. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
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
     Due to the Accounting Change, the titles of the financial statements are changing (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statement of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. In addition, the following substantive line items are not being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are not being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of period (year)

•	Distributions to unitholders

•	Undistributed income at end of period (year)

•	Net income per unit
However, the following line items are being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit

The consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of period (year)

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of period (year)
     The following tables present the line items on the consolidated statements of assets, liabilities and trust corpus that were substantively impacted by the Accounting Change, as of and for the years ended December 31, 2007 and 2006:
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
Assets

	As Originally		As Reported Under
	Reported Under	Effect of	Modified Cash Basis
	Accrual Method	Accounting Change	Method
As of December 31, 2007 (Audited)
Total assets (1)	$2,859,881	$(825,486)	$2,034,395

As of December 31, 2006 (Audited)
Total assets (1)	$2,665,574	$(831,022)	$1,834,552

(1)	Oil and gas royalties receivables are not reported as an asset under the modified cash basis method. As a result, total assets have been reduced by the amount of oil and gas royalties receivables previously reported.
Liabilities and Trust Corpus

	As Originally		As Reported Under
	Reported Under	Effect of	Modified Cash Basis
	Accrual Method	Accounting Change	Method
As of December 31, 2007 (Audited)
Trust corpus (1)	$1,943,984	$(825,486)	$1,118,498
Total liabilities and trust corpus (1)	$2,859,881	$(825,486)	$2,034,395

As of December 31, 2006 (Audited)
Trust corpus (1)	$1,909,743	$(831,022)	$1,078,721
Total liabilities and trust corpus (1)	$2,665,574	$(831,022)	$1,834,552

(1)	Oil and gas royalties receivables are not reported as trust corpus under the modified cash basis method. As a result, trust corpus and total liabilities and trust corpus have been reduced by the amount of oil and gas royalties receivables previously reported.
As a result of the Accounting Change, the accumulated total Trust corpus as of January 1, 2005 decreased $397,420.

     The following table presents the line items on the consolidated statements of distributable income that were substantively impacted by the Accounting Change as of and for the years ended December 31, 2007, 2006 and 2005:
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	As Originally		As Reported Under
	Reported Under	Effect of	Modified Cash Basis
	Accrual Method	Accounting Change	Method
As of December 31, 2007 (Audited)
Oil and gas royalties	$4,220,076	$5,536	$4,225,612
Total income	$4,285,515	$5,536	$4,291,051
Distributable income before Federal income taxes	$4,113,708	$5,536	$4,119,244

As of December 31, 2006 (Audited)
Oil and gas royalties	$2,025,412	$(696,588)	$1,328,824
Total income	$2,067,410	$(696,588)	$1,370,822
Distributable income before Federal income taxes	$1,931,430	$(696,588)	$1,234,842

As of December 31, 2005 (Audited)
Oil and gas royalties	$2,362,759	$261,582	$2,624,341
Interest and other income (1)	$36,954	$1,403	$38,357
Total income	$2,399,713	$262,985	$2,662,698
Distributable income before Federal income taxes	$2,259,038	$262,985	$2,522,023

(1)	This change relates to interest income that was previously accrued for in 2004 but was not received until 2005.
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
     Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For Year Ended December 31,
	2008	2007	2006
Net production quantities:
Oil (bbls)	4,603	7,071	5,789
Natural gas (mcf)	428,728	515,260	141,572
(4)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following quarterly financial information for the years ended December 31, 2008 and 2007 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and		Distributable
	Natural Gas	Distributable	Income Per
	Royalties	Income	Unit
Quarter ended:
March 31, 2008 (Restated)	$1,041,493	$951,070	$0.69
June 30, 2008	987,340	914,886	0.66
September 30, 2008	1,383,855	1,269,745	0.92
December 31, 2008	1,162,022	1,094,507	0.78

	$4,574,710	$4,230,208	$3.05

Quarter ended:
March 31, 2007 (Restated)	$1,103,670	$1,062,963	$0.77
June 30, 2007 (Restated)	1,095,667	1,051,249	0.76
September 30, 2007 (Restated)	1,136,840	1,100,420	0.79
December 31, 2007 (Restated)	889,435	853,012	0.62

	$4,225,612	$4,067,644	$2.94

(5)	TEXAS FRANCHISE TAX
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the new legislation. The tax was generally initially imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the new tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the new legislation, “passive entities,” including trusts, that meet the following requirements, will be exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. The Trust has determined that it was a passive entity in 2008.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Date: March 25, 2009	Tidelands Royalty Trust “B” (Registrant)
	By:	U.S. Trust, Bank of America Private Wealth
Management (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE

U.S. Trust, Bank of America Private Wealth Management	Corporate Trustee	March 25, 2009

By:	/s/ Ron E. Hooper
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