Form 10-Q
period 2009-03-31
TIDELANDS ROYALTY TRUST B
filed 2009-05-12
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 000-08677
Tidelands Royalty Trust “B”
(Exact name of registrant as specified in its charter)

Texas	75-6007863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management	75283-0650
P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	(Zip Code)
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 11, 2009, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2009 and December 31, 2008
ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,328,351	$2,468,920
Oil, gas and other mineral properties	2	2
Federal income tax refundable	—	1,433

Total assets	$2,328,353	$2,470,355

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	6,966	—
Income distributable to unitholders	1,186,324	1,236,980
Total current liabilities	$1,193,290	$1,236,980

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	1,135,063	1,233,375

	$2,328,353	$2,470,355

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Oil and gas royalties	$1,172,076	$1,041,493
Interest income	681	10,505

Total income	$1,172,757	$1,051,998

Expenses:
General and administrative expenses	$75,969	$85,328

Distributable income before Federal income taxes	1,096,788	966,670
Federal income taxes of subsidiary	8,400	15,600

Distributable income	$1,088,388	$951,070

Distributable income per unit	$0.79	$0.69

Distributions per unit	$0.86	$0.69

Units outstanding	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Trust corpus, beginning of period	$1,233,375	$1,118,498
Distributable income	1,088,388	951,070
Distributions to unitholders	1,186,700	951,539

Trust corpus, end of period	$1,135,063	$1,118,029

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.
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
          The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008 for further information. Tidelands Corporation is a taxable entity and pays Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          As of May 11, 2008, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.
          Tidelands continues to receive payments on the five leases acquired by Chevron or its assignees. These leases and related overriding royalty interests are identified in the table below:

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator(s)

Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	Breton Energy LLC

Total			22,948

          Based on the latest public records reviewed by Tidelands, there are approximately 18 wells that have had recent production on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service, a division of the U.S. government. The wells vary in age from less than one year to 31 years. Information on each of the 18 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	007	Gas	June 2008
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A004	Oil	July 1981
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003A	Gas	April 1998
West Cameron Block 291	008	Gas	November 2006
Galveston Area Block 303	A002	Gas	April 2001
Galveston Area Block 303	B001	Gas	November 2006
Galveston Area Block 303	007	Gas	May 2007
          Sabine Pass Block 13. Two wells, Well A-6 and Well A-7, have recently been drilled on Sabine Pass Block 13 from Platform A. Drilling commenced for Well A-6 on December 7, 2008 and was completed on January 26, 2009. Drilling commenced for Well A-7 on January 30, 2009; however, according to the completion report on record with the Minerals Management Service, the well has been temporarily abandoned. A temporarily abandoned well may be completed at a later date, sidetracked for more drilling or permanently abandoned.

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
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended March 31, 2009. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of critical accounting policies.
General
     Approximately 98% of Tidelands’ royalty income was from natural gas sales during the three months ended March 31, 2009. Royalty income includes royalties of oil and natural gas received from producers.
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
     Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the agent for Tidelands. The volume of oil and gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Hurricanes Gustav and Ike
     In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Tidelands, there was no major damage to any of the offshore production platforms on leases in which Tidelands has an overriding royalty interest. While Tidelands believes there was minor damage to onshore pipeline facilities that transport oil and gas produced from wells that caused minor disruptions in oil and natural gas production, Tidelands was advised that production was substantially restored by late September 2008. Tidelands was further advised that all wells were in production during first quarter 2009.
     In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in July 2009 will be based on production in December of 2008, and January, February, and March of 2009. At this time, Tidelands is unable to determine the extent to which any disruption in production may affect the amount of the July distribution.
Summary of Operating Results
     Distributable income for the three months ended March 31, 2009 increased approximately 14% to $0.79 per unit from $0.69 per unit for the comparable period in 2008. For the three months ended March 31, 2009, oil production decreased 963 barrels and natural gas production increased 54,135 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the three months ended March 31, 2009, the average price realized for a barrel of oil decreased $48.73 from the price realized in the comparable period in 2008, and the average price realized for an mcf of natural gas decreased $1.08 per mcf from the price realized in the comparable period in 2008.
     Distributions to unitholders amounted to $0.86 per unit for the three months ended March 31, 2009, which was a increase of 25% from $0.69 per unit in the comparable period in 2008.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production Quantities
			Distributable
			Income per	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2008	1,594	112,933	$0.69	$0.69
June 30, 2008	1,290	87,502	$0.66	$0.63
September 30, 2008	1,121	90,783	$0.92	$0.76
December 31, 2008	598	137,510	$0.78	$0.89
March 31, 2009	631	167,068	$0.79	$0.86
Results of Operations — Three Months Ended March 31, 2009 and 2008
     Income from oil and natural gas royalties increased 13% during the three months ended March 31, 2009 from the levels realized in the comparable quarter of 2008.
     Distributable income increased 14% to $1,088,388 for the three-month period ended March 31, 2009 from $951,070 realized in the comparable period in 2008. During the three months ended March 31, 2009, production of natural gas increased 48% over the comparable period in 2008 primarily due to a new well going on-stream, and production of oil decreased 60% from the comparable period in 2008 partially due to the disruption in production caused by Hurricanes Gustav and Ike.
     Income from oil royalties decreased 81% to $27,026 for the three-month period ended March 31, 2009 from $145,945 realized in the comparable period in 2008, primarily due to a decrease in production and a decrease in price. The volume of oil sold decreased 963 barrels and the average price realized for oil decreased $48.73 per barrel to $42.83 for the three-month period ended March 31, 2009 from $91.56 realized in the comparable period in 2008, a decrease of 53%.
     Income from natural gas royalties increased 28% for the three-month period ended March 31, 2009 from the corresponding period in 2008. The volume of natural gas sold increased 54,135 mcf and the average price of natural gas decreased $1.08 per mcf to $6.85 from $7.93 realized in the comparable period in 2008.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2009, and those realized in the comparable three months in 2008.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	631	1,594	(60)%
Average price	$42.83	$91.56	(53)%
Natural gas
Mcf sold	167,068	112,933	48%
Average price	$6.85	$7.93	(14)%
     General and administrative expenses decreased to $75,969 in the three months ended March 31, 2009 from $85,328 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
Website
     Tidelands has an Internet website and has made available Tidelands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at www.tirtz-tidelandsroyaltytrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Tidelands did not experience any significant changes in market risk during the period covered by this report. Tidelands’ market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
May 12, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President