Form 10-Q
period 2009-06-30
TIDELANDS ROYALTY TRUST B
filed 2009-08-10
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of August 5, 2009, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2009 and December 31, 2008

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,673,403	$2,468,920
Oil, gas and other mineral properties	2	2
Federal income tax refundable	9,734	1,433

Total assets	$1,683,139	$2,470,355

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	762,305	1,236,980

Total current liabilities	$762,305	$1,236,980

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	920,834	1,233,375

	$1,683,139	$2,470,355

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Oil and gas royalties	$634,411	$987,340	$1,806,487	$2,028,833
Interest income	76	6,300	757	16,805

Total income	$634,487	$993,640	$1,807,244	$2,045,638

Expenses:
General and administrative expenses	$85,235	$72,054	$161,204	$157,382

Distributable income before Federal income taxes	549,252	921,586	1,646,040	1,888,256
Federal income taxes of subsidiary	800	6,700	9,200	22,300

Distributable income	$548,452	$914,886	$1,636,840	$1,865,956

Distributable income per unit	$0.39	$0.66	$1.18	$1.35

Distributions per unit	$0.55	$0.63	$1.41	$1.32

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Trust corpus, beginning of period	$1,233,375	$1,118,498
Distributable income	1,636,840	1,865,956
Distributions to unitholders	1,949,381	1,824,792

Trust corpus, end of period	$920,834	$1,159,662

For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Trust corpus, beginning of period	$1,135,063	$1,118,029
Distributable income	548,452	914,886
Distributions to unitholders	762,681	873,253

Trust corpus, end of period	$920,834	$1,159,662

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Note 4. Subsequent Event
          In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.
          The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $762,681 ($0.550126 per unit), which it paid on July 14, 2009 to unitholders of record on June 30, 2009.
          Subsequent events have been evaluated through August 6, 2009, the issue date of the condensed consolidated financial statements of Tidelands for the quarter ended June 30, 2009.

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
          The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008 for further information. Tidelands Corporation is a taxable entity and pays U.S. Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          As of August 5, 2009, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	Operator(s)

Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	ENI US Operating Co., Inc.

Total			22,948

          Based on the latest public records reviewed by Tidelands, there are 19 wells that have had recent production on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service, a division of the U.S. government. The wells vary in age from less than one year to 31 years. Information on each of the 19 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	007	Gas	June 2008
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A004	Oil	July 1981
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003A	Gas	April 1998
West Cameron Block 291	008	Gas	November 2006
Galveston Area Block 303	A002	Gas	April 2001
Galveston Area Block 303	B001	Gas	November 2006
Galveston Area Block 303	007	Gas	August 2008
          There was an increase of three active wells on June 30, 2009 from the number of active wells on June 30, 2008.
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
          Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended June 30, 2009. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of critical accounting policies.
General
          Approximately 94.8% of Tidelands’ royalty income was from natural gas sales during the six months ended June 30, 2009. Royalty income includes royalties of oil and natural gas received from producers.
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
Summary of Operating Results
          Distributable income for the six months ended June 30, 2009 decreased 12.3% to $1.18 per unit from $1.35 per unit for the comparable period in 2008. Distributions per unit amounted to $1.41 for the six months ended June 30, 2009, which was an increase of 6.8% from $1.32 in the comparable period in 2008. During the six months ended June 30, 2009, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the six months ended June 30, 2009, oil production decreased 685 barrels and natural gas production increased 83,768 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the six months ended June 30, 2009, the average price realized for a barrel of oil decreased $54.14 from the price realized in the comparable period in 2008, and the average price realized for an mcf of natural gas decreased $2.70 per mcf from the price realized in the comparable period in 2008.

     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production Quantities		Distributable	Distribution per
Quarter	Oil (bbls)	Natural Gas (mcf)	Income per Unit	Unit
June 30, 2008	1,290	87,502	$0.66	$0.63
September 30, 2008	1,121	90,783	$0.92	$0.76
December 31, 2008	598	137,510	$0.78	$0.89
March 31, 2009	631	167,068	$0.79	$0.86
June 30, 2009	1,568	117,135	$0.39	$0.55
Results of Operations – Three Months Ended June 30, 2009 and 2008
          Income from oil and natural gas royalties decreased 35.7% during the three months ended June 30, 2009 from the levels realized in the comparable quarter of 2008.
          Distributable income decreased 40.1% to $548,452 for the three-month period ended June 30, 2009 from $914,886 realized in the comparable period in 2008. During the three months ended June 30, 2009, production of natural gas increased 33.9% over the comparable period in 2008 and production of oil increased 21.6% from the comparable period in 2008.
          Income from oil royalties decreased 49.9% to $66,840 for the three-month period ended June 30, 2009 from $133,307 realized in the comparable period in 2008, primarily due to a 58.7% decrease in price realized. The volume of oil sold increased 278 barrels and the average price realized for oil decreased $60.71 per barrel to $42.63 for the three-month period ended June 30, 2009 from $103.34 realized in the comparable period in 2008, a decrease of 58.7%.
          Income from natural gas royalties decreased 33.5% to $567,571 for the three-month period ended June 30, 2009 from $854,033 realized in the corresponding period in 2008. The volume of natural gas sold increased 29,633 mcf and the average price of natural gas decreased $4.91 per mcf to $4.85 from $9.76 realized in the comparable period in 2008, a decrease of 50.3%.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended June 30, 2009, and those realized in the comparable three months in 2008.

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	%Change
Oil
Barrels sold	1,568	1,290	21.6%
Average price	$42.63	$103.34	(58.7)%
Natural gas
Mcf sold	117,135	87,502	33.9%
Average price	$4.85	$9.76	(50.3)%
          General and administrative expenses increased to $85,235 in the three months ended June 30, 2009 from $72,054 in the prior year period, primarily due to increased professional fees and expenses.
Results of Operations – Six Months Ended June 30, 2009 and 2008
          Income from oil and natural gas royalties decreased 11.0% during the six months ended June 30, 2009 from the levels realized in the comparable quarter of 2008.

          Distributable income decreased 12.3% to $1,636,840 for the six-month period ended June 30, 2009 from $1,865,956 realized in the comparable period in 2008. During the six months ended June 30, 2009, production of natural gas increased 41.8% over the comparable period in 2008, and production of oil decreased 23.8% from the comparable period in 2008 partially due to a disruption in production caused by Hurricane Ike.
          Income from oil royalties decreased 66.4% to $93,866 for the six-month period ended June 30, 2009 from $279,252 realized in the comparable period in 2008, due to a decrease in price and volume produced. The volume of oil sold decreased 685 barrels and the average price realized for oil decreased $54.14 per barrel to $42.69 for the six-month period ended June 30, 2009 from $96.83 realized in the comparable period in 2008, a decrease of 55.9%.
          Income from natural gas royalties decreased 2.1% to $1,712,621 for the six-month period ended June 30, 2009 from $1,749,581 realized in the corresponding period in 2008. The volume of natural gas sold increased 83,768 mcf and the average price of natural gas decreased $2.70 per mcf to $6.03 from $8.73 realized in the comparable period in 2008.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended June 30, 2009, and those realized in the comparable six months in 2008.

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	%Change
Oil
Barrels sold	2,199	2,884	(23.8)%
Average price	$42.69	$96.83	(55.9)%
Natural gas
Mcf sold	284,203	200,435	41.8%
Average price	$6.03	$8.73	(30.9)%
          General and administrative expenses increased to $161,204 in the six months ended June 30, 2009 from $157,382 in the prior year period, primarily due to increased professional fees and expenses.
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
Website
          Tidelands has an Internet website and has made available Tidelands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at www.tirtz-tidelandsroyaltytrust.com . Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee
August 7, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President