Form 10-Q
period 2009-09-30
TIDELANDS ROYALTY TRUST B
filed 2009-11-06
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
          As of November 5, 2009, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,634,208	$2,468,920
Oil, gas and other mineral properties	2	2
Federal income tax refundable	8,934	1,433

Total assets	$1,643,144	$2,470,355

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	567,285	1,236,980

Total current liabilities	$567,285	$1,236,980

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	1,075,859	1,233,375

	$1,643,144	$2,470,355

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Oil and gas royalties	$793,293	$1,383,855	$2,599,780	$3,412,688
Interest income	12	6,515	769	23,320

Total income	$793,305	$1,390,370	$2,600,549	$3,436,008

Expenses:
General and administrative	$66,819	$107,525	$228,024	$264,907

Distributable income before Federal income taxes	726,486	1,282,845	2,372,525	3,171,101
Federal income taxes of subsidiary	3,800	13,100	13,000	35,400

Distributable income	$722,686	$1,269,745	$2,359,525	$3,135,701

Distributable income per unit	$0.52	$0.92	$1.70	$2.26

Distributions per unit	$0.41	$0.76	$1.82	$2.08

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Trust corpus, beginning of period	$1,233,375	$1,118,498
Distributable income	2,359,525	3,135,701
Distributions to unitholders	2,517,041	2,877,974

Trust corpus, end of period	$1,075,859	$1,376,225

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
          As stated under “Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

Note 4. Subsequent Event
          The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $567,662 ($0.409457 per unit), which it paid on October 15, 2009 to unitholders of record on September 30, 2009.
          Subsequent events have been evaluated through November 6, 2009, the issue date of the condensed consolidated financial statements of Tidelands for the quarter ended September 30, 2009.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
          The Trust is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.
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
The Leases
          As of November 5, 2009, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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
          There was an increase of one active well on September 30, 2009 from the number of active wells on September 30, 2008.
Critical Accounting Policies and Estimates
          In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
          Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2009. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of critical accounting policies.
General
          During the nine months ended September 30, 2009, Tidelands realized 89.4% of its royalty income from the sale of natural gas and 10.6% of its royalty income from the sale of oil. Royalty income includes royalties from oil and natural gas received from producers.
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
Summary of Operating Results
          Distributable income per unit for the nine months ended September 30, 2009 decreased 24.8% to $1.70 from $2.26 for the comparable period in 2008. Distributions per unit amounted to $1.82 for the nine months ended September 30, 2009, which was a decrease of 12.5% from $2.08 in the comparable period in 2008. During the nine months ended September 30, 2009, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the nine months ended September 30, 2009, oil production increased 1,184 barrels and natural gas production increased 130,476 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the nine months ended September 30, 2009, the average price realized for a barrel of oil decreased $52.54 from the price realized in the comparable period in 2008, and the average price realized for an mcf of natural gas decreased $4.75 from the price realized in the comparable period in 2008.

          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

			Distributable
	Net Production Quantities		Income per	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
September 30, 2008	1,121	90,783	$0.92	$0.76
December 31, 2008	598	137,510	$0.78	$0.89
March 31, 2009	631	167,068	$0.79	$0.86
June 30, 2009	1,568	117,135	$0.39	$0.55
September 30, 2009	2,990	137,491	$0.52	$0.41
Results of Operations — Three Months Ended September 30, 2009 and 2008
          Income from oil and natural gas royalties decreased 42.7% during the three months ended September 30, 2009 from the levels realized in the comparable quarter of 2008.
          Distributable income decreased 43.1% to $722,686 for the three-month period ended September 30, 2009 from $1,269,745 realized in the comparable period in 2008. During the three months ended September 30, 2009, production of natural gas increased 51.5% over the comparable period in 2008 and production of oil increased 166.7% from the comparable period in 2008. Tidelands believes that workovers on the wells in Sabine Pass Block 13 resulted in the increase in the production of oil and workovers on the wells in West Cameron Block 165 and Sabine Pass Block 13 resulted in the increase in natural gas production. However, the average price received for oil and natural gas decreased in the three-month period ended September 30, 2009
          Income from oil royalties increased 26.3% to $182,205 for the three-month period ended September 30, 2009 from $144,249 realized in the comparable period in 2008. The volume of oil sold increased 1,869 barrels, an increase of 166.7%, while the average price realized for oil decreased $67.75 per barrel to $60.94 for the three-month period ended September 30, 2009 from $128.69 realized in the comparable period in 2008, a decrease of 52.6%.
          Income from natural gas royalties decreased 50.7% to $611,088 for the three-month period ended September 30, 2009 from $1,239,607 realized in the corresponding period in 2008. The volume of natural gas sold increased 46,708 mcf, an increase of 51.5%. However, the average price of natural gas decreased $9.21 per mcf to $4.44 from $13.65 realized in the comparable period in 2008, a decrease of 67.5%.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2009, and those realized in the comparable three months in 2008.

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	2,990	1,121	166.7%
Average price	$60.94	$128.69	(52.6)%
Natural gas
Mcf sold	137,491	90,783	51.5%
Average price	$4.44	$13.65	(67.5)%
          General and administrative expenses decreased 37.9% to $66,819 in the three months ended September 30, 2009 from $107,525 in the prior year period, primarily due to decreased professional fees and expenses.

Results of Operations — Nine Months Ended September 30, 2009 and 2008
          Income from oil and natural gas royalties decreased 23.8% during the nine months ended September 30, 2009 from the levels realized in the comparable quarter of 2008.
          Distributable income decreased 24.8% to $2,359,525 for the nine-month period ended September 30, 2009 from $3,135,701 realized in the comparable period in 2008. During the nine months ended September 30, 2009, production of natural gas increased 44.8% over the comparable period in 2008, and production of oil increased 29.6% from the comparable period in 2008. Tidelands believes that workovers on the wells in Sabine Pass Block 13 resulted in the increase in the production of oil and workovers on the wells in West Cameron Block 165 and Sabine Pass Block 13 resulted in the increase in natural gas production.
          Income from oil royalties decreased 34.8% to $276,071 for the nine-month period ended September 30, 2009 from $423,501 realized in the comparable period in 2008, primarily due to the decrease in the average price received per barrel for oil. The volume of oil sold increased 1,184 barrels, an increase of 29.6%, and the average price realized for oil decreased $52.54 per barrel to $53.20 for the nine-month period ended September 30, 2009 from $105.74 realized in the comparable period in 2008, a decrease of 49.7%.
          Income from natural gas royalties decreased 22.3% to $2,323,709 for the nine-month period ended September 30, 2009 from $2,989,188 realized in the corresponding period in 2008, primarily due to the decrease in the average price received per mcf of natural gas. The volume of natural gas sold increased 130,476 mcf, an increase of 44.8%, and the average price of natural gas decreased $4.75 per mcf to $5.51 from $10.26 realized in the comparable period in 2008, a decrease of 46.3%.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended September 30, 2009, and those realized in the comparable nine months in 2008.

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	5,189	4,005	29.6%
Average price	$53.20	$105.74	(49.7)%
Natural gas
Mcf sold	421,694	291,218	44.8%
Average price	$5.51	$10.26	(46.3)%
          General and administrative expenses decreased 13.9% to $228,024 in the nine months ended September 30, 2009 from $264,907 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth below and in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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
          Tidelands did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Tidelands is communicated to the Trustee. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
          There has not been any change in Tidelands’ internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
          As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008 except as follows:
Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
          The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. While Tidelands believes there was minor damage to onshore pipeline facilities that transport oil and gas produced from wells that caused minor disruptions in oil and natural gas production, Tidelands was advised that production was substantially restored by late September 2008. Tidelands was further advised that all wells were in production during first quarter 2009.
Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.
          Currently, cash held by Tidelands reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Tidelands places such reserve cash with financial institutions that Tidelands considers credit worthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation. In the event that any such financial institution becomes insolvent, Tidelands may be unable to recover any or all such cash from the insolvent financial institution. Any loss of such cash may have a material adverse effect on Tidelands’ cash balances and any distributions to unitholders.

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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
November 6, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President