Form 10-K
period 2009-12-31
TIDELANDS ROYALTY TRUST B
filed 2010-03-25
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17,045,664. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
     Number of Units of Beneficial Interest outstanding as of March 23, 2010: 1,386,375 Units.
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
     The Indenture provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.
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
     As of March 15, 2010, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). As of March 15, 2010, all five of Tidelands’ assigned leases contained active wells and have paid out their $1,500,000 production payment. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.

     Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to receive payments on the five leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as such leases are active properties. These leases and related overriding royalty interests are identified in the table below (dollars in thousands):

		Lease		Royalty	2009		Working Interest
Area	Block	Number	Acres	Interest	Royalties	Operator(s)	Owner(s)
Galveston	303	4565	5,760	4.1662%	$206,512	W&T Offshore Inc.	W&T Offshore Inc. (75.00% Ownership Interest); Sterling Energy, Inc. (15.75% Ownership Interest); Barron Petroleum Company (9.25% Ownership Interest)
Sabine Pass	13	3959	3,438	4.1662%	$460,777	NOEX Energy, Inc.	NOEX Energy, Inc. (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	$2,178,735	Devon Energy Production Company LP	Devon Energy Production Company LP (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	$4,131	ENI US Operating Co. Inc.; Breton Engineering LLC	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$283,124	Devon Energy Production Company LP	Devon Energy Production Company LP (100.00% Ownership Interest)
Total			22,948		$3,133,279
     In 2009, approximately 12% of Tidelands’ royalty revenues were attributable to oil and approximately 88% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas. During 2009, Tidelands received the majority of its royalty payments from three working interest owners on its five leases. The following table presents the approximate percentage of royalties actually received from each working interest owner for the past three years:

Working Interest Owners	2009	2008	2007
Devon Energy Production Company LP	78%	77%	74%
NOEX Energy, Inc.	15%	8%	7%
W&T Offshore Inc.	7%	7%	6%
ENI Petroleum USA LLC	*	1%	—
Mariner Energy Resources, Inc.	*	—	—
Sterling Energy, Inc.	—	—	—
Barron Petroleum Company	—	3%	2%
McMoran Oil & Gas	—	4%	—
Dominion Exploration & Production, Inc.	—	—	1%
Newfield Exploration Co.	—	—	10%

	100%	100%	100%

*	Indicates less than 1%

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
     Marine Petroleum Trust (“Marine”) is a 32.6% unitholder of the Trust. Marine Petroleum Corporation, a wholly-owned subsidiary of Marine, leases office space in Dallas, Texas to provide work space and record storage for Marine, Marine Petroleum Corporation, the Trust and Tidelands Corporation. The cost of this office facility is shared by Marine Petroleum Corporation and Tidelands Corporation in proportion to each entity’s gross income to the total income of both entities.
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
Failure to collect royalty payments from working interest owners could adversely affect Tidelands’ distributions to its unitholders.
     A significant portion of Tidelands’ royalties are attributable a limited number of working interest owners. During 2009, Devon Energy Production Company LP accounted for 78% of the royalty payments to Tidelands. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Tidelands may encounter collection issues with one or more of the working interest owners, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce distributable income to Tidelands’ unitholders.
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
     Currently, cash held by Tidelands reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Tidelands places such reserve cash with financial institutions that Tidelands considers creditworthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation. In the event that any such financial institution becomes insolvent, Tidelands may be unable to recover any or all such cash from the insolvent financial institution. Any loss of such cash may have a material adverse effect on Tidelands’ cash balances and any distributions to unitholders.
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
     In May 2006, the State of Texas enacted legislation, as amended in June 2007 and again in June 2009, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2009, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2009. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas Tax Code does not apply to natural persons. Each unitholder is urged to consult his or her own tax advisor regarding his or her possible Texas state franchise tax liability.

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
          Tidelands did not file any reports on oil and natural gas reserves with any Federal authority or agency during 2009. Due to the nature of Tidelands’ business, it does not have any delivery commitments.
          Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2009	2008	2007
Quantity of oil and natural gas sold:
Oil (in barrels (“bbls”))	6,662	4,603	7,071
Natural gas (in thousand cubic feet (“mcf”))	513,880	428,728	515,260
Weighted average sales price for oil and natural gas sold:
Oil (per bbl) (1)	$57.00	$107.98	$66.19
Natural gas (per mcf) (1).	$5.36	$9.51	$7.29

(1)	The weighted average sales price is calculated from data provided by the operators.
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
     Productive Properties. Set forth in the table below is information as of December 31, 2009 regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil.	3
Natural Gas	15

Total Wells	18

Gross Leased Acres:
Productive	22,948
Non-Productive	—

Total Leased Acres	22,948

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
     Galveston Block 303 Field: The Minerals Management Service (“MMS”) records show that this field has three active wells but that there were no drilling or workovers reported during the fiscal year ended December 31, 2009. The last year that wells were drilled and worked over was 2006.
     Sabine Pass Block 13: In 2008, Nippon Oil Exploration USA Ltd. (“NOEX”) filed a plan of development with the MMS to drill five wells from an existing platform on Sabine Pass Block 13. The MMS records show that no permit for these wells has been issued. Tidelands has been advised by NOEX that NOEX has performed work over operations on three wells during the past two years. The MMS records show Wells A004 and A006 are active wells and currently producing, but Well A007 was worked over but never completed and was temporarily abandoned in 2009. Tidelands has not received any further updates regarding these wells.
     West Cameron Blocks 165 and 291: These two blocks are in the West Cameron Block 165 Field. In 2008, Devon Energy Production Co. LP (“Devon”) filed a plan of development with the MMS for West Cameron Block 291. The plan called for one gas well to be drilled with expected completion in the fourth quarter of 2008. However, the permit for that well was cancelled. Devon has announced that it intends to sell all of its leases in the Gulf of Mexico, which will include the leases in West Cameron Block 165 Field. Tidelands has been informed that no buyer exists at the present time. Because Tidelands’ interest runs with the lease, any new owner of the leases would be required to make payments to Tidelands for its interest in oil and natural gas sold.
     West Cameron Block 225: In January 2008, Dominion Exploration & Production, Inc. assigned the lease on West Cameron Block 225 to ENI Petroleum LLC and Mariner Energy Resources, Inc. ENI US Operating Co. Inc. and Breton Engineering LLC has now been designated as the operator of the lease. Two new wells, Well No. 7 and Well No. 8, were drilled and commenced producing in June 2008. As of March 15, 2010, all wells on this lease were shut in.
     Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to the 1951 Contract. The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Tidelands believes that it will not be provided access to such information. As a result, the Trustee believes that unreasonable effort and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Subpart 1200 of Regulation S-K.

Item 3.	Legal Proceedings
     Neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 23, 2010, 1,386,375 units were held by 265 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2009.
     The units of beneficial interest in the Trust trade in the over-the-counter market and are listed on the OTC Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2009 and 2008 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2008
First quarter	$25.24	$19.00	$0.69
Second quarter	29.50	22.86	0.63
Third quarter	29.95	16.00	0.76
Fourth quarter	18.90	8.50	0.89

2009
First quarter	$15.49	$8.60	$0.85
Second quarter	22.74	12.00	0.55
Third quarter	18.75	13.75	0.41
Fourth quarter	19.00	15.34	0.44
     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $66,500 for the distribution paid to holders of record on December 31, 2009. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
     Tidelands does not maintain any equity compensation plans.
     Tidelands did not repurchase any units of beneficial interest during the period covered by this report.
     While Tidelands’ complete Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2009 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

Item 6.	Selected Financial Data
     The following table summarizes selected financial information that has been derived from Tidelands’ audited consolidated financial statements. You should read the information set forth below in conjunction with

“Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(In Thousands, Except Per Unit Amounts)
	2009	2008	2007	2006	2005
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Statement of Distributable Income Selected Data:
Income — oil and natural gas royalties	$3,133	$4,575	$4,226	$1,329	$2,624

Expense — General and administrative expenses	$289	$326	$172	$136	$141
Expense — Federal income taxes of subsidiary	$13	$46	$52	$19	$18

Distributable income	$2,831	$4,230	$4,068	$1,216	$2,504
Distributable income per unit	$2.04	$3.05	$2.93	$0.88	$1.81

Distributions to unitholders	$3,127	$4,115	$4,028	$1,039	$2,663
Distributions per unit	$2.26	$2.97	$2.91	$0.75	$1.92

	2009 (Audited)	2008 (Audited)	2007 (Audited)	2006 (Audited)	2005 (Unaudited)
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,532	$2,470	$2,034	$1,835	$1,662
Trust corpus	$938	$1,233	$1,118	$1,079	$903

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies. As of June 30, 2008, the financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with GAAP. Under the modified cash basis method:
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
     In general, Tidelands receives royalties two months after oil production and three months after natural gas production. Based upon royalty receipts received in December 2009 and January and February 2010 from natural gas production in September, October and November of 2009 and oil production in October, November and December 2009, the distribution to be paid in April 2010 will be $0.447002 per unit, an increase of 1.6% from the distribution paid in January 2010. The distribution to be paid in July 2010 will be based on production in December 2009 and January, February and March 2010.
     Hurricane Damage. In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Tidelands, there was no major damage to any of the offshore production platforms on leases in which Tidelands has an overriding royalty interest. However, Tidelands believes there was minor damage to the onshore pipeline facilities that transport oil and gas produced from wells on the leases in which Tidelands has an overriding royalty interest, which caused minor disruption in oil and natural gas production. Tidelands was advised that the disruption in production was generally only for a short period of time and production was substantially restored by late September 2008. Tidelands was further advised that all wells were in production during first quarter 2009.
     Summary. Tidelands’ distributable income in 2009 was $2,831,787 or $2.04 per unit as compared to $4,230,208 or $3.05 per unit per unit in 2008 and $4,067,644 or $2.93 per unit in 2007.
     Oil and natural gas prices fluctuated during 2009 and 2008, with the average prices realized in 2009 generally below the prices realized in 2008. Recently, average prices have increased from the average prices realized in late 2009. For example, in February 2010, the average price quoted for crude oil delivered onshore in Louisiana had increased 9% to $77.44 per barrel from $70.98 per barrel in September 2009. In addition, in February 2010, natural gas prices were up 67% to $4.89 per mcf from $2.92 per mcf in September 2009.
     2009 as Compared to 2008. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2009 and 2008 and the percentage change from 2008 to 2009:

	For Year Ended December 31,
	2009	2008	%Change
Income:
Oil royalties .	$379,750	$497,023	(23.6)%
Natural gas royalties	2,753,529	4,077,687	(32.5)%

	$3,133,279	$4,574,710	(31.5)%

Net production quantities:
Oil (bbls)	6,662	4,603	44.7%
Natural gas (mcf)	513,880	428,728	19.9%

Average net prices:
Oil (per bbl)(1)	$57.00	$107.98	(47.2)%
Natural gas (per mcf)(1)	$5.36	$9.51	(43.6)%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2009, Tidelands received approximately 12.1% of its royalty income from the sale of oil and 87.9% from the sale of natural gas. Income from oil and natural gas royalties in 2009 decreased 31.5% from 2008, primarily due to a decrease in oil and natural gas prices partially offset by increased production in both oil and natural gas.
     Revenue from oil royalties amounted to $379,750 in 2009, a decrease of 23.6% as compared to the $497,023 realized in 2008. The decrease in revenue was due to a 47.2% decrease in the price of oil realized partially offset by a 44.7% increase in production.
     Revenue from natural gas royalties amounted to $2,753,529 in 2009, a decrease of 32.5% as compared to the $4,077,687 realized in 2008. The decrease in revenue was due to a 43.6% decrease in the price of natural gas realized partially offset by a 19.9% increase in production.
     General and administrative expenses were $289,261 in 2009, a decrease of $36,609 from 2008. This decrease is primarily due to a decrease in professional services related to the organizational structure of the Trust.
     2008 as Compared to 2007. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2008 and 2007 and the percentage change from 2007 to 2008:

	For Year Ended December 31,
	2008	2007	%Change
Income:
Oil royalties	$497,023	$468,042	6.2%
Natural gas royalties	4,077,687	3,757,570	8.5%

	$4,574,710	$4,225,612	8.3%

Net production quantities:
Oil (bbls)	4,603	7,071	(34.9)%
Natural gas (mcf)	428,728	515,260	(16.8)%

Average net prices:
Oil (per bbl)(1)	$107.98	$66.19	63.1%
Natural gas (per mcf)(1)	$9.51	$7.29	30.5%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2008, Tidelands received approximately 10.9% of its royalty income from the sale of oil and 89.1% from the sale of natural gas. Income from oil and natural gas royalties in 2008 increased 8.3% from 2007, primarily due to increased oil and natural gas prices offset by a decrease in production in both oil and natural gas. Because of

Hurricanes Gustav and Ike, Tidelands was advised that production was disrupted during September 2008, which resulted in a decrease in royalties for that period. However, Tidelands was advised that production was substantially restored by late September 2008, and a subsequent increase in price offset any loss. Tidelands was further advised that all wells were in production during the first quarter of 2009.
     Revenue from oil royalties amounted to $497,023 in 2008, an increase of 6.2% as compared to the $468,042 realized in 2007. The increase was due to a 34.9% decrease in production and a 63.1% increase in the price realized.
     Revenue from natural gas royalties amounted to $4,077,687 in 2008, an increase of 8.5% as compared to the $3,757,570 realized in 2007. The increase was due to a 16.8% decrease in production and a 30.5% increase in the price realized.
     General and administrative expenses were $325,871 in 2008, an increase of $154,064 from 2007. This increase is primarily due to an increase in professional services due to the accounting change to the modified cash basis method.
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
     The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity. Tidelands Corporation will owe state and Federal income taxes with respect to its income after deducting statutory depletion. Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
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
     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 20 through 28 hereof:
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
     During 2009 and 2008, there have been no disagreements between Tidelands and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

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
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2009. This Annual Report does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to temporary rules of the SEC that permit Tidelands to provide only the Trustee’s report in this Annual Report on Form 10-K.

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

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2009	$20,666
	2008	$20,560
	2007	$20,611

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the persons known to the Trust who own beneficially more than 5% of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2009	of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366	32.6%
     There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the period covered. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2009	$48,900
	2008	$47,901
	2007	$50,363

Item 14.	Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP for the years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$85,242	$100,242
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” (the “Trust”) as of December 31, 2009 and 2008, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” as of December 31, 2009 and 2008 and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009 in conformity with the modified cash basis of accounting described in note 2.

/s/ KPMG LLP

Dallas, Texas
March 25, 2010

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2009 and 2008
(Audited)
Assets

	December 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$1,531,808	$2,468,920
Oil, gas and other mineral properties	2	2
Federal income tax refundable	15,934	1,433

Total assets	$1,547,744	$2,470,355

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$—	$—
Federal income taxes payable	—	—
Income distributable to unitholders	609,840	1,236,980

Total current liabilities	$609,840	$1,236,980

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	937,904	1,233,375

	$1,547,744	$2,470,355

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended December 31, 2009
(Audited)

	2009	2008	2007
Income:
Oil and gas royalties	$3,133,279	$4,574,710	$4,225,612
Interest income	769	27,039	65,439

Total income	$3,134,048	$4,601,749	$4,291,051

Expenses:
General and administrative expenses	$289,261	$325,871	$171,807

Distributable income before Federal income taxes	2,844,787	4,275,878	4,119,244
Federal income taxes of subsidiary	13,000	45,670	51,600

Distributable income	$2,831,787	$4,230,208	$4,067,644

Distributable income per unit	$2.04	$3.05	$2.93

Distributions per unit	$2.26	$2.97	$2.91

Units outstanding	1,386,375	1,386,375	1,386,375
See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended December 31, 2009
(Audited)

	2009	2008	2007
Trust corpus, beginning of period	$1,233,375	$1,118,498	$1,078,721
Distributable income	2,831,787	4,230,208	4,067,644
Distributions to unitholders	(3,127,258)	(4,115,331)	(4,027,867)

Trust corpus, end of period	$937,904	$1,233,375	$1,118,498

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
     The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended 2009, 2008 and 2007, Tidelands Corporation paid $48,900, $47,901and $50,363 to Marine Petroleum Corporation, respectively. At December 31, 2009 and 2008, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.
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

     Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2009 and 2008. Tidelands Corporation uses the cash method of reporting for Federal income taxes. The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.
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
(i)	Significant Royalty Sources
Percentages of royalties received by Tidelands from working interest owners are summarized as follows:

Working Interest Owners	2009	2008	2007
Devon Energy Production Company LP	78%	77%	74%
NOEX Energy, Inc.	15%	8%	7%
W&T Offshore Inc.	7%	7%	6%
ENI Petroleum USA LLC	*	1%	—
Mariner Energy Resources, Inc.	*	—	—
Sterling Energy, Inc.	—	—	—
Barron Petroleum Inc.	—	3%	2%
McMoran Oil & Gas	—	4%	—
Dominion Exploration & Production, Inc.	—	—	1%
Newfield Exploration Co.	—	—	10%

	100%	100%	100%

(2) BASIS OF ACCOUNTING
     As of the period ended June 30, 2008, the financial statements of Tidelands have been prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States (“GAAP”). Under the modified cash basis method:

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

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(3) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)
     Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For Year Ended December 31,
	2009	2008	2007
Net production quantities:
Oil (bbls)	6,662	4,603	7,071
Natural gas (mcf)	513,880	428,728	515,260
(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following quarterly financial information for the years ended December 31, 2009 and 2008 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas	Distributable	Distributable
	Royalties	Income	Income Per Unit
Quarter ended:
March 31, 2008	$1,041,493	$951,070	$0.69
June 30, 2008	987,340	914,886	0.66
September 30, 2008	1,383,855	1,269,745	0.92
December 31, 2008	1,162,022	1,094,507	0.78

	$4,574,710	$4,230,208	$3.05

Quarter ended:
March 31, 2009	$1,172,076	$1,088,388	$0.79
June 30, 2009	634,411	548,452	0.39
September 30, 2009	793,293	722,686	0.52
December 31, 2009	533,499	472,261	0.34

	$3,133,279	$2,831,787	$2.04

(5) TEXAS FRANCHISE TAX
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended in June 2007 and again in June 2009, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, will be exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas Tax Code does not apply to natural persons. The Trust has determined that it was a passive entity in 2009.
     Each unitholder is urged to consult his or her own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Date: March 25, 2010	Tidelands Royalty Trust “B”
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

NAME	CAPACITIES	DATE

U.S. Trust, Bank of America Private	Corporate Trustee	March 25, 2010
Wealth Management

By:	/s/ Ron E. Hooper
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