Form 10-Q
period 2010-03-31
TIDELANDS ROYALTY TRUST B
filed 2010-05-17
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 12, 2010 Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,560,088	$1,531,808
Oil, gas and other mineral properties	2	2
Federal income tax refundable	13,934	15,934

Total assets	$1,574,024	$1,547,744

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$619,337	$609,840

Total current liabilities	$619,337	$609,840

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$954,687	$937,904

	$1,574,024	$1,547,744

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Oil and gas royalties	$682,597	$1,172,076
Interest income	—	681

Total income	$682,597	$1,172,757

Expenses:
General and administrative	$44,102	$75,969

Distributable income before Federal income taxes	638,495	1,096,788
Federal income taxes of subsidiary	2,000	8,400

Distributable income	$636,495	$1,088,388

Distributable income per unit	$0.46	$0.79

Distributions per unit	$0.45	$0.86

Units outstanding	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Trust corpus, beginning of period	$937,904	$1,233,375
Distributable income	636,495	1,088,388
Distributions to unitholders	619,712	1,186,700

Trust corpus, end of period	$954,687	$1,135,063

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 1. Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.
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

Note 4. Subsequent Event
     The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $619,712.40 ($0.447002 per unit), which it paid on April 14, 2010 to unitholders of record on March 31, 2010.
     Subsequent events have been evaluated through the date of the quarterly report on Form 10-Q in which these financial statements are included.

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
     The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009 for further information. Tidelands Corporation is a taxable entity and pays U.S. Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     As of May 12, 2010, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	Operator(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	291	4397	5,000	4.1662%	Devon Energy Production Company LP
West Cameron	225	900	3,750	1.0416%	ENI US Operating Co., Inc. and Breton Engineering LLC

Total			22,948

     Based on the latest public records reviewed by Tidelands, there are 18 wells that have had recent production on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service, a division of the U.S. government. The wells vary in age from less than one year to 32 years. Information on each of the 18 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	007	Gas	June 2008
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	A004	Oil	November 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	A002	Gas	April 2001
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	007	Gas	August 2008
     There was no increase in the number of active wells at March 31, 2010 from the number of active wells at March 31, 2009. On March 8, 2010 W&T offshore recompleted well 007 on Galveston Area Block 303 in a different producing zone.

     In April 2010, Devon Energy Corporation (“Devon”) and Apache Corporation (“Apache”) announced an agreement between Devon and Apache whereby Apache would purchase all of Devon’s Gulf of Mexico leases located in an area referred to as the “shelf.” Tidelands has confirmed that the lease in the West Cameron Block 165 Field is included in the sale. There would be no change in Tidelands’ royalty interest position as a result of this transaction.
     On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Tidelands does not receive royalties from the well. To date, Tidelands has not been directly impacted by the loss of the well or its aftermath. However, how Tidelands may be affected by this incident in the future, including any new or additional regulation that may be adopted in response to the incident that affects wells from which Tidelands receives royalties, are unknown at this time.
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
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended March 31, 2010. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of critical accounting policies.
General
     During the three months ended March 31, 2010, Tidelands realized 79.1% of its royalty income from the sale of natural gas and 20.9% of its royalty income from the sale of oil. Royalty income includes royalties from oil and natural gas received from producers.
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
     Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the agent for Tidelands. The volume of oil and gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling or re-working operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Summary of Operating Results
     Distributable income per unit for the three months ended March 31, 2010 decreased 41.8% to $0.46 from $0.79 for the comparable period in 2009. Distributions per unit amounted to $0.45 for the three months ended March 31, 2010, which was a decrease of 47.7% from $0.86 in the comparable period in 2009. During the three months ended March 31,

2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the three months ended March 31, 2010, oil production increased 1,245 barrels and natural gas production decreased 77,494 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the three months ended March 31, 2010, the average price realized for a barrel of oil increased $33.17 from the price realized in the comparable period in 2009, and the average price realized for an mcf of natural gas decreased $0.82 from the price realized in the comparable period in 2009.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable	Distribution per
Quarter	Oil (bbls)	Natural Gas (mcf)	Income per Unit	Unit
December 31, 2008	598	137,510	$0.78	$0.89
March 31, 2009	631	167,068	$0.79	$0.86
June 30, 2009	1,568	117,135	$0.39	$0.55
September 30, 2009	2,990	137,491	$0.52	$0.41
December 31, 2009	1,473	92,186	$0.34	$0.44
March 31, 2010	1,876	89,574	$0.46	$0.45
Results of Operations – Three Months Ended March 31, 2010 and 2009
     Income from oil and natural gas royalties decreased 41.8% during the three months ended March 31, 2010 from the levels realized in the comparable quarter of 2009.
     Distributable income decreased 41.5% to $636,495 for the three-month period ended March 31, 2010 from $1,088,388 realized in the comparable period in 2009. During the three months ended March 31, 2010, production of natural gas decreased 46.4% over the comparable period in 2009 and production of oil increased 197.3% from the comparable period in 2009. Oil production increased on Sabine Pass Block 13, while natural gas production was down on West Cameron Block 165. There was one additional producing well on Sabine Pass Block 13 during the three months ended March 31, 2010 as compared to the comparable period in 2009, while the number of wells on West Cameron Block 165 remained unchanged year-over-year. Tidelands believes that the decline in natural gas production can be attributed to a decline in the demand for natural gas combined with a natural decline in the production capability of the wells.
     Income from oil royalties increased 427.6% to $142,578 for the three-month period ended March 31, 2010 from $27,026 realized in the comparable period in 2009. The volume of oil sold increased 1,245 barrels, an increase of 197.3%, while the average price realized for oil increased $33.17 per barrel to $76.00 for the three-month period ended March 31, 2010 from $42.83 realized in the comparable period in 2009, an increase of 77.4%.
     Income from natural gas royalties decreased 52.8% to $540,020 for the three-month period ended March 31, 2010 from $1,145,050 realized in the corresponding period in 2009. The volume of natural gas sold decreased 77,494 mcf, a decrease of 46.4%. In addition, the average price of natural gas decreased $0.82 per mcf to $6.03 from $6.85 realized in the comparable period in 2009, a decrease of 12.0%.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2010, and those realized in the comparable three months in 2009.

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)	%Change
Oil
Barrels sold	1,876	631	197.3%
Average price	$76.00	$42.83	77.4%
Natural gas
Mcf sold	89,574	167,068	(46.4)%
Average price	$6.03	$6.85	(12.0)%
     General and administrative expenses decreased 41.9% to $44,102 in the three months ended March 31, 2010 from $75,969 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth below and in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Tidelands did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
May 14, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President