Form 10-Q
period 2010-06-30
TIDELANDS ROYALTY TRUST B
filed 2010-08-06
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of August 4, 2010, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2010 and December 31, 2009

		December 31,
	June 30, 2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,397,895	$1,531,808
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	15,934

Total assets	$1,410,631	$1,547,744

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$610,206	$609,840

Total current liabilities	$610,206	$609,840

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$800,425	$937,904

	$1,410,631	$1,547,744

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Oil and gas royalties	$525,991	$634,411	$1,208,588	$1,806,487
Interest income	—	76	—	757

Total income	$525,991	$634,487	$1,208,588	$1,807,244

Expenses:
General and administrative	$68,471	$85,235	$112,573	$161,204

Distributable income before Federal income taxes	457,520	549,252	1,096,015	1,646,040
Federal income taxes of subsidiary	1,200	800	3,200	9,200

Distributable income	$456,320	$548,452	$1,092,815	$1,636,840

Distributable income per unit	$0.33	$0.39	$0.79	$1.18

Distributions per unit	$0.44	$0.55	$0.89	$1.41

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Trust corpus, beginning of period	$937,904	$1,233,375
Distributable income	1,092,815	1,636,840
Distributions to unitholders	1,230,294	1,949,381

Trust corpus, end of period	$800,425	$920,834

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 4. Subsequent Event
          The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $610,582 ($0.440416 per unit), which it paid on July 14, 2010 to unitholders of record on June 30, 2010.
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
The Leases
          As of August 2, 2010, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	Operator(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Apache Corporation
West Cameron	291	4397	5,000	4.1662%	Apache Corporation
West Cameron	225	900	3,750	1.0416%	ENI US Operating Co., Inc. and Breton Engineering LLC

Total			22,948

          Based on the latest public records reviewed by Tidelands, there are 17 wells that have had recent production on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from less than one year to 32 years. Information on each of the 17 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A004	Oil	November 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	A002	Gas	April 2001
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	007	Gas	August 2008
          There was a decrease of two active wells from June 30, 2009 to June 30, 2010.
          During the second quarter of 2010, Apache Corporation completed the purchase of certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in the West Cameron Block 165 Field. Tidelands’ royalty interest position did not change as a result of this sale.
          On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. To date, Tidelands has not been directly impacted by this explosion, as Tidelands does not receive royalties from the well and Tidelands’ interests are located in a different part of the Gulf of Mexico and in shallow water. However, how Tidelands may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that could affect wells from which Tidelands receives royalties, is unknown at this time.
Critical Accounting Policies and Estimates
          In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).
          Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended June 30, 2010. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of its critical accounting policies.
General
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
Summary of Operating Results
          During the six months ended June 30, 2010, Tidelands realized approximately 77% of its royalty income from the sale of natural gas and approximately 23% of its royalty income from the sale of oil. Royalty income includes royalties from oil and natural gas received from producers.
          Tidelands generates a significant percentage of its natural gas royalty income from the West Cameron Block 165 Field. For the six months ended June 30, 2010, royalties received from this field decreased 50% as compared to the six month period ended June 30, 2009 primarily due to the lack of demand for natural gas due to weather, the economic recession and the natural decline due to depletion.
          Distributable income per unit for the six months ended June 30, 2010 decreased to $0.79 from $1.18 for the comparable period in 2009. Distributions per unit amounted to $0.89 for the six months ended June 30, 2010, a decrease from $1.41 for the comparable period in 2009. During the six months ended June 30, 2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

          For the six months ended June 30, 2010, oil production increased 1,392 barrels and natural gas production decreased 131,236 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the six months ended June 30, 2010, the average price realized for a barrel of oil increased $34.84 from the price realized in the comparable period in 2009, and the average price realized for an mcf of natural gas increased $0.05 from the price realized in the comparable period in 2009.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	Income per Unit	per Unit
March 31, 2009	631	167,068	$0.79	$0.86
June 30, 2009	1,568	117,135	$0.39	$0.55
September 30, 2009	2,990	137,491	$0.52	$0.41
December 31, 2009	1,473	92,186	$0.34	$0.44
March 31, 2010	1,876	89,574	$0.46	$0.45
June 30, 2010	1,715	63,393	$0.33	$0.44
Results of Operations — Three Months Ended June 30, 2010 and 2009
          Income from oil and natural gas royalties decreased $108,420 to $525,991 during the three months ended June 30, 2010 from $634,411 realized in the comparable quarter of 2009. Oil production increased on Sabine Pass Block 13, while natural gas production decreased on West Cameron Block 165.
          Distributable income decreased to $456,320 for the three-month period ended June 30, 2010 from $548,452 realized in the comparable period in 2009.
          Income from oil royalties increased to $135,845 for the three-month period ended June 30, 2010 from $66,840 realized in the comparable period in 2009. The volume of oil sold increased 147 barrels, while the average price realized for oil increased to $79.21 for the three-month period ended June 30, 2010 from $42.63 realized in the comparable period in 2009.
          Income from natural gas royalties decreased to $390,146 for the three-month period ended June 30, 2010 from $567,571 realized in the corresponding period in 2009. The volume of natural gas sold decreased 53,742 mcf. The average price of natural gas increased $1.30 per mcf, to $6.15 from $4.85 realized in the comparable period in 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended June 30, 2010 and those realized in the comparable three months in 2009.

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	1,715	1,568	9%
Average price	$79.21	$42.63	86%
Natural gas
Mcf sold	63,393	117,135	(46)%
Average price	$6.15	$4.85	27%

          General and administrative expenses decreased to $68,471 in the three months ended June 30, 2010 from $85,235 in the prior year period, primarily due to lower professional fees and expenses.
Results of Operations — Six Months Ended June 30, 2010 and 2009
          Income from oil and natural gas royalties decreased $597,899 to $1,208,588 during the six months ended June 30, 2010 from $1,806,487 realized in the comparable period of 2009. Oil production increased on Sabine Pass Block 13, while natural gas production was down on West Cameron Block 165.
          Distributable income decreased to $1,092,815 for the six-month period ended June 30, 2010 from $1,636,840 realized in the comparable period in 2009.
          Income from oil royalties increased to $278,423 for the six-month period ended June 30, 2010 from $93,866 realized in the comparable period in 2009. The volume of oil sold increased 1,392 barrels, while the average price realized for oil increased $34.84 per barrel to $77.53 for the six-month period ended June 30, 2010 from $42.69 realized in the comparable period in 2009.
          Income from natural gas royalties decreased to $930,165 for the six-month period ended June 30, 2010 from $1,712,621 realized in the corresponding period in 2009. The volume of natural gas sold decreased 131,236 mcf. The average price of natural gas increased $0.05 per mcf to $6.08 from $6.03 realized in the comparable period in 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended June 30, 2010, and those realized in the comparable six months in 2009.

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	3,591	2,199	63%
Average price	$77.53	$42.69	82%
Natural gas
Mcf sold	152,967	284,203	(46)%
Average price	$6.08	$6.03	1%
          General and administrative expenses decreased to $112,573 in the six months ended June 30, 2010 from $161,204 in the prior year period, primarily due to lower professional fees and expenses.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          As of the date of this filing, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2009.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
August 6, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President