Form 10-Q
period 2010-09-30
TIDELANDS ROYALTY TRUST B
filed 2010-11-15
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of November 12, 2010, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,135,966	$1,531,808
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	15,934

Total assets	$1,148,702	$1,547,744

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$380,430	$609,840

Total current liabilities	$380,430	$609,840

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$768,272	$937,904

	$1,148,702	$1,547,744

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Oil and gas royalties	$413,669	$793,293	$1,622,257	$2,599,780
Interest income	—	12	—	769

Total income	$413,669	$793,305	$1,622,257	$2,600,549

Expenses:
General and administrative	$65,017	$66,819	$177,590	$228,024

Distributable income before Federal income taxes	348,652	726,486	1,444,667	2,372,525
Federal income taxes of subsidiary	—	3,800	3,200	13,000

Distributable income	$348,652	$722,686	$1,441,467	$2,359,525

Distributable income per unit	$0.25	$0.52	$1.04	$1.70

Distributions per unit	$0.27	$0.41	$1.16	$1.82

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Trust corpus, beginning of period	$937,904	$1,233,375
Distributable income	1,441,467	2,359,525
Distributions to unitholders	1,611,099	2,517,041

Trust corpus, end of period	$768,272	$1,075,859

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

Note 4. Subsequent Event
          The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $0.274677 per unit, which it paid on October 14, 2010 to unitholders of record on September 30, 2010.
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
          Tidelands’ rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or natural gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Income from the overriding royalties is paid to Tidelands either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
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
The Leases
          As of November 12, 2010, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

		Lease		Royalty
Area	Block	Number	Acres	Interest	Operator(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	NOEX Energy, Inc.
West Cameron	165	758	5,000	4.1662%	Apache Corporation
West Cameron	291	4397	5,000	4.1662%	Apache Corporation
West Cameron	225	900	3,750	1.0416%	ENI US Operating Co., Inc. and Breton Engineering LLC

Total			22,948

          Based on the latest public records reviewed by Tidelands, there are 17 wells that have had production during the past 12 months on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from less than one year to 32 years. Information on each of the 17 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 225	C001D	Gas	May 2003
West Cameron Block 225	008	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A004	Oil	November 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	A002	Gas	March 2010
Galveston Area Block 303	007	Gas	March 2010
          There was a decrease of two active wells from September 30, 2009 to September 30, 2010.
          During the second quarter of 2010, Apache Corporation completed the purchase of certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in the West Cameron Block 165 Field. Tidelands’ royalty interest did not change as a result of this sale.
          On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. To date, Tidelands has not been directly impacted by this explosion, as Tidelands does not receive royalties from the well and Tidelands’ interests are located in a different part of the Gulf of Mexico and in shallow water. However, how Tidelands may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that could affect wells from which Tidelands receives royalties, is unknown at this time. Any new restrictions for drilling permits in the Gulf of Mexico can both positively or negatively affect the future of drilling on Tidelands’ leases.
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
          Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2010. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of its critical accounting policies.
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
          The volume of oil and natural gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input with the operators regarding future drilling or re-working operations which could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Summary of Operating Results
          During the nine months ended September 30, 2010, Tidelands realized approximately 73% of its royalty income from the sale of natural gas and approximately 27% of its royalty income from the sale of oil. Royalty income includes royalties from oil and natural gas received from producers.
          Tidelands generates a significant percentage of its natural gas royalty income from the West Cameron Block 165 Field. For the nine months ended September 30, 2010, natural gas production from this field decreased 57% as compared to the nine month period ended September 30, 2009 primarily due to the lack of demand for natural gas due to weather conditions and the economic recession and the natural decline in production of wells due to depletion.
          Distributable income per unit for the nine months ended September 30, 2010 decreased to $1.04 from $1.70 for the comparable period in 2009. Distributions per unit amounted to $1.16 for the nine months ended September 30, 2010, down from $1.82 for the comparable period in 2009. During the nine months ended September 30, 2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the nine months ended September 30, 2010, oil production increased 442 barrels and natural gas production decreased 220,073 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the nine months ended September 30, 2010, the average price realized for a barrel of oil increased $24.69 from the price realized in the comparable period in 2009, and the average price realized for an mcf of natural gas increased $0.36 from the price realized in the comparable period in 2009.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

			Distributable
	Net Production Quantities		Income	Distribution
Quarter	Oil (bbls)	Natural Gas (mcf)	per Unit	per Unit
June 30, 2009	1,568	117,135	$0.39	$0.55
September 30, 2009	2,990	137,491	$0.52	$0.41
December 31, 2009	1,473	92,186	$0.34	$0.44
March 31, 2010	1,876	89,574	$0.46	$0.45
June 30, 2010	1,715	63,393	$0.33	$0.44
September 30, 2010	2,040	48,654	$0.25	$0.27
Results of Operations – Three Months Ended September 30, 2010 and 2009
          Income from oil and natural gas royalties decreased $379,624 to $413,669 during the three months ended September 30, 2010 from $793,293 realized in the comparable quarter of 2009. The decrease is primarily due to a 73% decrease in natural gas production from the West Cameron Block 165 Field.
          Distributable income decreased to $348,652 for the three months ended September 30, 2010 from $722,686 realized in the comparable period in 2009.
          Income from oil royalties decreased to $160,152 for the three months ended September 30, 2010 from $182,205 realized in the comparable period in 2009. The volume of oil sold decreased 950 barrels, while the average price realized for oil increased to $78.51 for the three months ended September 30, 2010 from $60.94 realized in the comparable period in 2009.
          Income from natural gas royalties decreased to $253,517 for the three months ended September 30, 2010 from $611,088 realized in the corresponding period in 2009. The volume of natural gas sold decreased 88,837 mcf, while the average price of natural gas increased $0.77 per mcf to $5.21 from $4.44 realized in the comparable period in 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2010 and those realized in the comparable three months in 2009.

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	2,040	2,990	(31.8)%
Average price	$78.51	$60.94	28.8%
Natural gas
Mcf sold	48,654	137,491	(64.6)%
Average price	$5.21	$4.44	17.3%

          General and administrative expenses decreased to $65,017 in the three months ended September 30, 2010 from $66,819 in the prior year period.
Results of Operations – Nine Months Ended September 30, 2010 and 2009
          Income from oil and natural gas royalties decreased $977,523 to $1,622,257 during the nine months ended September 30, 2010 from $2,599,780 realized in the comparable period of 2009. The decrease is primarily due to lower production from the West Cameron Block 165 Field.
          Distributable income decreased to $1,441,467 for the nine months ended September 30, 2010 from $2,359,525 realized in the comparable period in 2009.
          Income from oil royalties increased to $438,575 for the nine months ended September 30, 2010 from $276,071 realized in the comparable period in 2009. The volume of oil sold increased 442 barrels, while the average price realized for oil increased $24.69 per barrel to $77.89 for the nine months ended September 30, 2010 from $53.20 realized in the comparable period in 2009.
          Income from natural gas royalties decreased to $1,183,682 for the nine months ended September 30, 2010 from $2,323,709 realized in the corresponding period in 2009. The volume of natural gas sold decreased 220,073 mcf, while the average price of natural gas increased $0.36 per mcf to $5.87 from $5.51 realized in the comparable period in 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended September 30, 2010 and those realized in the comparable nine months in 2009.

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	5,631	5,189	8.5%
Average price	$77.89	$53.20	46.4%
Natural gas
Mcf sold	201,621	421,694	(52.2)%
Average price	$5.87	$5.51	6.5%
          General and administrative expenses decreased to $177,590 in the nine months ended September 30, 2010 from $228,024 in the prior year period, primarily due to lower professional fees and expenses.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2009.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
November 15, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President