Form 10-K
period 2010-12-31
TIDELANDS ROYALTY TRUST B
filed 2011-03-28
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17,185,766. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
     Number of Units of Beneficial Interest outstanding as of March 14, 2011: 1,386,375 Units.
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
     As of March 14, 2011, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). As of March 14, 2011, all five of Tidelands’ assigned leases contained active wells and have paid out their $1,500,000 production payment. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.

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

Area	Block	Lease Number	Acres	Royalty Interest	2010 Royalties	Operator(s)	Working Interest Owner(s)
Galveston	303	4565	5,760	4.1662%	$199,111	W&T Offshore Inc.	W&T Offshore Inc. (75.00% Ownership Interest); Sterling Energy Inc. (15.75% Ownership Interest); Barron Petroleum Company (9.25% Ownership Interest)

Sabine Pass	13	3959	3,438	4.1662%	$752,082	Black Elk Energy Offshore Operations, LLC (as of January 2011)	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest as of January 2011)

West Cameron	165	758	5,000	4.1662%	$1,145,923	Apache Corporation	Apache Corporation (100.00% Ownership Interest)

West Cameron	225	900	3,750	1.0416%	$57,065	ENI US Operating Co. Inc.; Breton Engineering LLC	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

West Cameron	291	4397	5,000	4.1662%	$44,599	Apache Corporation	Apache Corporation (100.00% Ownership Interest)

Total			22,948		$2,198,780
     In 2010, approximately 31% of Tidelands’ royalty revenues were attributable to oil and approximately 69% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and by changes in the market price for oil and natural gas.

     The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2010	2009	2008

Devon Energy Production Company LP (1)	44%	78%	77%
JX Nippon Oil & Gas Exploration Corp. (NOEX) (2)	34%	15%	8%
Apache Corporation (1)	10%	—	—
W&T Offshore Inc. (4)	7%	7%	7%
Breton Engineering LLC (3)	3%	—	—
Barron Petroleum Company (4)	2%	—	3%
ENI Petroleum USA LLC	*	*	1%
McMoran Oil & Gas	—	—	4%
Mariner Energy Resources, Inc.	—	*	—

	100%	100%	100%

*	Indicates less than 1%

(1)	During the second quarter of 2010, Apache Corporation completed the purchase of certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in the West Cameron Block 165 Field (which includes Block 291). Tidelands’ royalty interest did not change as a result of this sale.

(2)	During the fourth quarter of 2010, Black Elk Energy Offshore Operations, LLC completed the purchase of certain of JX Nippon Oil & Gas Exploration Corp.’s (NOEX) Gulf of Mexico leases, including in the Sabine Pass 13 Field, and it was approved by the BOEMRE (defined below) in January 2011. Tidelands’ royalty interest did not change as a result of this sale. Black Elk Energy Offshore Operations, LLC began paying royalties to Tidelands in February 2011.

(3)	Breton Engineering LLC is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225.

(4)	W&T Offshore Inc. currently pays royalties for all working interest owners on Galveston Block 303.
     Tidelands derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of the Trustee. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance” below.
     All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease Tracts subject to Tidelands’ interests. American Stock Transfer and Trust Company, LLC is the transfer agent for Tidelands and is responsible for reviewing, processing and paying of distributions.
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
     Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Tidelands’ distributable income, which could decrease the distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:
•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
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
Our units have been thinly traded and an active trading market for our units may not develop.
     The trading volume of our units has historically been low, partially because our units are only traded on the over-the-counter bulletin board, or the OTC Bulletin Board. In addition, our public float has been further limited due to the fact that approximately 32.6% of our units were owned by Marine as of March 10, 2011. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, more active trading market for our units may not develop, or if developed, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.
Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. As a result, oil and natural gas production was interrupted. Tidelands believes that most significant leases in which Tidelands has an interest that experienced a disruption in production were back on production during the first quarter of 2009.
Failure to collect royalty payments from working interest owners could adversely affect Tidelands’ distributions to its unitholders.

     A significant portion of Tidelands’ royalties are attributable a limited number of working interest owners. During 2010, Devon Energy Production Company LP accounted for 44% of the royalty payments to Tidelands. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Tidelands may encounter collection issues with one or more of the working interest owners, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce distributable income to Tidelands’ unitholders.
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
     Oil and gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations and environmental protection regulations. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.
     On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Tidelands did not receive royalties from the well, and Tidelands’ wells are located in shallow water. To date, Tidelands has not been directly impacted by the loss of the well or its aftermath, and the current drilling moratorium does not currently impact the leases in which Tidelands has an interest. However, how Tidelands may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that affects wells from which Tidelands receives royalties, are unknown at this time.
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
     The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), the financial statements of Tidelands differ from GAAP financial statements because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.
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
     The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2010, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2010. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult his or her own tax advisor regarding his or her possible Texas state franchise tax liability.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     General. Tidelands is not engaged in oil and natural gas operations and its only industry segment or purpose is the administration and collection of royalties. Its income is based on the oil and natural gas operations of others and is derived from overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.
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

     Tidelands did not file any reports on oil and natural gas reserves with any Federal authority or agency during 2010. Due to the nature of Tidelands’ business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

Year Ended December 31,	2010	2009	2008
Quantity of oil and natural gas sold:
Oil (in barrels (“bbls”))	8,650	6,662	4,603
Natural gas (in thousand cubic feet (“mcf”))	268,723	513,880	428,728
Weighted average sales price for oil and natural gas sold:
Oil (per bbl) (1)	$77.67	$57.00	$107.98
Natural gas (per mcf) (1)	$5.68	$5.36	$9.51

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding oil sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Interests in Properties. Tidelands’ properties consist of overriding royalty interests in five oil and natural gas leases covering 22,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. See also “Present Activities” below.
     Productive Properties. Set forth in the table below is information as of December 31, 2010 regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests:

Gross Productive Wells:
Oil	3
Natural Gas	13

Total Wells	16

Gross Leased Acres:
Productive	22,948
Non-Productive	—

Total Leased Acres	22,948

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
     Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”), show that this field had three active natural gas wells during the fiscal year ended December 31, 2010. Two natural gas wells, Number 7 and A2, were worked over during 2010 and were recompleted in different geological formations.

     Sabine Pass Block 13: The records of the BOEMRE show that there were five active wells in this field. Three of the wells are oil wells and two of the wells are natural gas wells. During the fourth quarter of 2010, Black Elk Energy Offshore Operations, LLC completed the purchase of certain of JX Nippon Oil & Gas Exploration Corp.’s (NOEX) Gulf of Mexico leases, including in the Sabine Pass 13 Field, and became the operator and working interest owner of the wells on the lease. There were no drilling or work over operations on the lease in 2010.
     West Cameron Blocks 165 and 291: These two blocks are in the West Cameron Block 165 field. This field has two leases covering a total of 10,000 gross acres. The field has seven active natural gas wells and no oil wells. Well Number 3, a natural gas well, on Block 291 was recompleted in different geological formations in 2010. During the second quarter of 2010, Apache Corporation completed the purchase of certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in these two blocks.
     West Cameron Block 225: In January 2008, Dominion Exploration & Production, Inc. assigned the lease on West Cameron Block 225 to ENI Petroleum LLC and Mariner Energy Resources, Inc. ENI US Operating Co. Inc. and Breton Engineering LLC have now been designated as the operators of the lease. Well Number 8, a natural gas well, was renamed D1 and is currently the only active well in this field covered by Tidelands’ interest. Production on Well D1 was suspended from December 2009 to October 2010 while the DI platform was being installed but is currently back on production.
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
Item 3. Legal Proceedings
     Neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending legal proceedings as of the date hereof.
Item 4. Reserved
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 10, 2011, 1,386,375 units were held by 250 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2010.
     The units of beneficial interest in the Trust trade in the over-the-counter market and are listed on the OTC Bulletin Board under the symbol “TIRTZ.OB.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2010 and 2009 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation		Distributions
Year Ended December 31,	High	Low	(Per Unit)
2009
First quarter	$15.49	$8.60	$0.85
Second quarter	22.74	12.00	0.55
Third quarter	18.75	13.75	0.41
Fourth quarter	19.00	15.34	0.44

2010
First quarter	$19.50	$17.95	$0.45
Second quarter	19.00	15.25	0.44
Third quarter	18.50	16.75	0.27
Fourth quarter	17.50	15.00	0.37
     Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $46,500 for the distribution paid to holders of record on December 31, 2010. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
     Tidelands does not maintain any equity compensation plans.
     Tidelands did not repurchase any units of beneficial interest during the period covered by this report.
     While Tidelands’ complete Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2010 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Year Ended December 31,
	(In Thousands, Except Per Unit Amounts)
	2010	2009	2008	2007	2006
Statement of Distributable Income Selected Data:
Income — Oil and natural gas royalties	$2,199	$3,133	$4,575	$4,226	$1,329

Expense — General and administrative expenses	$210	$289	$326	$172	$136
Expense — Federal income taxes of subsidiary	$3	$13	$46	$52	$19

Distributable income	$1,986	$2,831	$4,230	$4,068	$1,216
Distributable income per unit	$1.43	$2.04	$3.05	$2.93	$0.88

Distributions to unitholders	$2,119	$3,127	$4,115	$4,028	$1,039
Distributions per unit	$1.53	$2.26	$2.97	$2.91	$0.75

	2010	2009	2008	2007	2006
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,312	$1,532	$2,470	$2,034	$1,835
Trust corpus	$805	$938	$1,233	$1,118	$1,079

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
     Tidelands’ income consists primarily of oil and natural gas royalties and is based on the value at the well of Tidelands’ percentage interest in oil and natural gas sold without reduction for production expenses. Value at the well for oil is the purchasers’ posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. Value at the well for natural gas means the selling price less the cost of compression, dehydration and transportation from the lease to the delivery point of the pipeline transporting the product to market. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

     Summary. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. Based upon royalty receipts received in December 2010 and January and February 2011 from natural gas production in September, October and November of 2010 and oil production in October, November and December 2010, the distribution to be paid in April 2011 will be $0.225347 per unit, a decrease of 38% from the distribution paid in January 2011. The distribution to be paid in July 2011 will be based on production in December 2010 and January, February and March 2011.
     Tidelands’ distributable income in 2010 was $1,986,041 or $1.43 per unit as compared to $2,831,787 or $2.04 per unit per unit in 2009 and $4,230,208 or $3.05 per unit in 2008.
     Oil and natural gas prices fluctuated during 2010 and 2009, with the average prices realized in 2010 generally above the prices realized in 2009. Recently, average prices have increased from the average prices realized in late 2010. For example, in February 2011, the average price quoted for crude oil delivered onshore in Louisiana had increased 23% to $95.11 per barrel from $77.56 per barrel in September 2010. In addition, in February 2011, natural gas prices were up 13% to $4.23 per mcf from $3.76 per mcf in September 2010.
     2010 as Compared to 2009. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2010 and 2009 and the percentage change from 2009 to 2010:

	For Year Ended December 31,
	2010	2009	% Change
Income:
Oil royalties	$671,882	$379,750	77%
Natural gas royalties	1,526,899	2,753,529	(45)%

	$2,198,781	$3,133,279	(30)%
Net production quantities:
Oil (bbls)	8,650	6,662	30%
Natural gas (mcf)	268,723	513,880	(48)%

Average net prices:
Oil (per bbl)(1)	$77.67	$57.00	36%
Natural gas (per mcf)(1)	$5.68	$5.36	6%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2010, Tidelands received approximately 31% of its royalty income from the sale of oil and 69% from the sale of natural gas. Income from oil and natural gas royalties in 2010 decreased 30% from 2009, primarily due to a decrease in natural gas production.
     Revenue from oil royalties amounted to $671,882 in 2010, an increase from the $379,750 realized in 2009. The average price realized for a barrel of oil increased to $77.67 from the $57.00 realized in 2009. In 2010, oil production increased to 8,650 barrels from the 6,662 barrels produced in 2009.
     Revenue from natural gas royalties amounted to $1,526,899 in 2010, a decrease from the $2,753,529 realized in 2009. In 2010, the average price of an mcf of natural gas increased to $5.68 from the $5.36 realized in 2009, while natural gas production decreased to 268,723 mcf from the 513,880 mcf produced in fiscal 2009.
     General and administrative expenses were $209,540 in 2010, a decrease of $79,721 from 2009. This decrease is primarily due to a decrease in professional services related to the organizational structure of the Trust.
     2009 as Compared to 2008. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2009 and 2008 and the percentage change from 2008 to 2009:

	For Year Ended December 31,
	2009	2008	% Change
Income:
Oil royalties	$379,750	$497,023	(24)%
Natural gas royalties	2,753,529	4,077,687	(33)%

	$3,133,279	$4,574,710	(32)%

Net production quantities:
Oil (bbls)	6,662	4,603	45%
Natural gas (mcf)	513,880	428,728	20%

Average net prices:
Oil (per bbl)(1)	$57.00	$107.98	(47)%
Natural gas (per mcf)(1)	$5.36	$9.51	(44)%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     During 2009, Tidelands received approximately 12% of its royalty income from the sale of oil and 88% from the sale of natural gas. Income from oil and natural gas royalties in 2009 decreased 32% from 2008, primarily due to a decrease in oil and natural gas prices partially offset by increased production of both oil and natural gas.
     Revenue from oil royalties amounted to $379,750 in 2009, a decrease from the $497,023 realized in 2008. The average price realized for a barrel of oil decreased to $57.00 in 2009 from the $107.98 realized in 2008. In 2009, oil production increased to 6,662 barrels from the 4,603 barrels produced in 2008.
     Revenue from natural gas royalties amounted to $2,753,529 in 2009, a decrease from the $4,077,687 realized in 2008. In 2009, the average price of an mcf of natural gas decreased to $5.36 from the $9.51 realized in 2008. In 2009, natural gas production increased to 513,880 mcf from the 428,728 mcf produced in fiscal 2008.
     General and administrative expenses were $289,261 in 2009, a decrease of $36,610 from 2008. This decrease is primarily due to a decrease in professional services related to the organizational structure of the Trust.
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

     Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. Tidelands uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware or of which we currently do not believe are material materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.
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
Item 8. Financial Statements and Supplementary Data
     Tidelands’ consolidated financial statements listed in the following index, together with the related notes and the report of KPMG LLP, an independent registered public accounting firm, are presented on pages 21 through 29 hereof:

Page
— Report of Independent Registered Public Accounting Firm	21
— Consolidated Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 and 2009	22

     See also “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning the financial statements of Tidelands. All schedules have been omitted because they are not required or because the required information is shown in the consolidated financial statements or notes thereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     During 2010 and 2009, there have been no changes to Tidelands’ independent registered public accounting firm or any disagreements between Tidelands and its independent registered public accounting firm on accounting or financial disclosure matters that would warrant disclosure under Item 304 of Regulation S-K.
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
Changes in Internal Control Over Financial Reporting
     There has not been any change in Tidelands’ internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2010. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.
Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management serves as the Trustee.

     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act during 2010.
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

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2010	$20,580
	2009	$20,666
	2008	$20,560

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the persons known to the Trust who own beneficially more than 5% of its outstanding units of beneficial interest:

		Amount Beneficially
	Name and Address of	Owned as of	Percent
Title of Class	Beneficial Owner	December 31, 2010	of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366	32.6%
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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2010	$54,450
	2009	$48,900
	2008	$47,901
Item 14. Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP for the years ended December 31, 2010 and 2009 were:

	2010	2009
Audit Fees	$55,000	$85,242
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     “Audit Fees” includes the audit of Tidelands’ annual consolidated financial statements, reviews of financial statements included in Tidelands’ quarterly reports on Form 10-Q and services that are normally provided by KPMG LLP in connection with its engagement for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or review of Tidelands’ interim financial statements.
As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements — See “Financial Statements and Supplementary Data” above.

(b)	Exhibits

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(c)	Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Holders of Trust Units of
Tidelands Royalty Trust “B”:
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” (the “Trust”) as of December 31, 2010 and 2009, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” as of December 31, 2010 and 2009, and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, in conformity with the modified cash basis of accounting described in Note 2.
/s/ KPMG LLP
Dallas, Texas
March 28, 2011

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2010 and 2009
(Audited)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,299,734	$1,531,808
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	15,934

Total assets	$1,312,470	$1,547,744

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$—	$—
Federal income taxes payable	—	—
Income distributable to unitholders	507,437	609,840

Total current liabilities	$507,437	$609,840

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	805,033	937,904

	$1,312,470	$1,547,744

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended December 31, 2010
(Audited)

	2010	2009	2008
Income:
Oil and gas royalties	$2,198,781	$3,133,279	$4,574,710
Interest income	—	769	27,039

Total income	$2,198,781	$3,134,048	$4,601,749

Expenses:
General and administrative expenses	$209,540	$289,261	$325,871

Distributable income before Federal income taxes	1,989,241	2,844,787	4,275,878
Federal income taxes of subsidiary	3,200	13,000	45,670

Distributable income	$1,986,041	$2,831,787	$4,230,208

Distributable income per unit	$1.43	$2.04	$3.05

Distributions per unit	$1.53	$2.26	$2.97

Units outstanding	1,386,375	1,386,375	1,386,375
See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended December 31, 2010
(Audited)

	2010	2009	2008
Trust corpus, beginning of period	$937,904	$1,233,375	$1,118,498
Distributable income	1,986,041	2,831,787	4,230,208
Distributions to unitholders	(2,118,912)	(3,127,258)	(4,115,331)

Trust corpus, end of period	$805,033	$937,904	$1,233,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
     The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended 2010, 2009 and 2008, Tidelands Corporation paid $54,450, $48,900 and $47,901 to Marine Petroleum Corporation, respectively. At December 31, 2010 and 2009, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.
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

     Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2010 and 2009. Tidelands Corporation uses the cash method of reporting for Federal income taxes. The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.
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
     (i) Significant Royalty Sources
     The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2010	2009	2008

Devon Energy Production Company LP	44%	78%	77%
JX Nippon Oil & Gas Exploration Corp. (NOEX)	34%	15%	8%
Apache Corporation	10%	—	—
W&T Offshore Inc	7%	7%	7%
Breton Engineering LLC	3%	—	—
Barron Petroleum Company	2%	—	3%
ENI Petroleum USA LLC	*	*	1%
McMoran Oil & Gas	—	—	4%
Mariner Energy Resources, Inc.	—	*	—

	100%	100%	100%

*	Indicates less than 1%
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
(3) TEXAS FRANCHISE TAX
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
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust believes that it was a passive entity in 2010.
     Each unitholder is urged to consult his or her own tax advisor regarding the requirements for filing state tax returns.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(4) SUBSEQUENT EVENTS
     Subsequent events have been evaluated through the issue date of the condensed consolidated financial statements for the year ended December 31, 2010.
(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)
     Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For Year Ended December 31,
	2010	2009	2008
Net production quantities:
Oil (bbls)	8,650	6,662	4,603
Natural gas (mcf)	268,723	513,880	428,728
(6) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following quarterly financial information for the years ended December 31, 2010 and 2009 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and	Distributable	Distributable
	Natural Gas	Income	Income Per
	Royalties		Unit
Quarter ended:
March 31, 2009	$1,172,076	$1,088,388	$0.79
June 30, 2009	634,411	548,452	0.39
September 30, 2009	793,293	722,686	0.52
December 31, 2009	533,499	472,261	0.34

	$3,133,279	$2,831,787	$2.04

Quarter ended:
March 31, 2010	$682,597	$636,495	$0.46
June 30, 2010	525,991	456,320	0.33
September 30, 2010	413,669	348,652	0.25
December 31, 2010	576,524	544,574	0.39

	$2,198,781	$1,986,041	$1.43

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Date: March 28, 2011	Tidelands Royalty Trust “B” (Registrant)
	By:	U.S. Trust, Bank of America Private Wealth
Management (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE
U.S. Trust, Bank of America Private Wealth Management	Corporate Trustee	March 28, 2011

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The Registrant has no directors or executive officers).

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

*	Filed herewith.