Form 10-Q
period 2011-03-31
TIDELANDS ROYALTY TRUST B
filed 2011-05-16
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
c/o The Corporate Trustee:
U.S. Trust, Bank of America Private Wealth Management
P. O. Box 830650, Dallas, Texas 75283-0650
(Address of principal executive offices)
(Zip Code)
(800) 985-0794
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year,
if changed since last report)

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
     As of May 13, 2011, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,142,569	$1,299,734
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	12,734

Total assets	$1,155,305	$1,312,470

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$312,039	$507,437

Total current liabilities	$312,039	$507,437

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$843,266	$805,033

	$1,155,305	$1,312,470

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Income:
Oil and gas royalties	$416,313	$682,597
Interest income	—	—

Total income	$416,313	$682,597

Expenses:
General and administrative	$65,665	$44,102

Distributable income before Federal income taxes	350,648	638,495
Federal income taxes of subsidiary	—	2,000

Distributable income	$350,648	$636,495

Distributable income per unit	$0.25	$0.46

Distributions per unit	$0.23	$0.45

Units outstanding	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Trust corpus, beginning of period	$805,033	$937,904
Distributable income	350,648	636,495
Distributions to unitholders	312,415	619,712

Trust corpus, end of period	$843,266	$954,687

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
Note 1. Accounting Policies
     The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

Note 4. Subsequent Event
     The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $0.225347 per unit, which it paid on April 14, 2011 to unitholders of record on March 31, 2011.
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
     The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or

“margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010 for further information. Tidelands Corporation is a taxable entity and pays U.S. Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     As of May 9, 2011, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

		Lease	Gross	Royalty
Area	Block	Number	Acres	Interest	Operator(s)

Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC
West Cameron	165	758	5,000	4.1662%	Apache Corporation
West Cameron	291	4397	5,000	4.1662%	Apache Corporation
West Cameron	225	900	3,750	1.0416%	ENI US Operating Co., Inc. and Breton
					Engineering LLC

Total			22,948

     Based on the latest public records reviewed by Tidelands, there are 16 wells that have had production during the past 12 months on these five leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from less than one year to 33 years. Information on each of the 16 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 225	D001	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A004	Oil	November 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	A002	Gas	March 2010
Galveston Area Block 303	007	Gas	March 2010
     There was a decrease of two active wells from March 31, 2010 to March 31, 2011.
     During the fourth quarter of 2010, Black Elk Energy Offshore Operations, LLC completed the purchase of certain of JX Nippon Oil & Gas Exploration Corp.’s (NOEX) Gulf of Mexico leases, including in the Sabine Pass 13 Field. The BOEMRE approved the sale in January 2011. Tidelands’ royalty interest did not change as a result of this sale. Black Elk Energy Offshore Operations, LLC began paying royalties to Tidelands in February 2011.

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
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended March 31, 2011. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of its critical accounting policies.
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
Summary of Operating Results
     During the three months ended March 31, 2011, Tidelands realized approximately 63% of its royalty income from the sale of oil and approximately 37% of its royalty income from the sale of natural gas. During the three months ended March 31, 2010, Tidelands realized approximately 21% of its royalty income from the sale of oil and approximately 79% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.
     Tidelands receives a significant percentage of its royalty income from the West Cameron Block 165 Field. Revenues from this field for the three months ended March 31, 2011 were down 66% from those realized during the three months ended March 31, 2010, primarily due to a decrease in natural gas production. Marine believes the decrease in natural gas production was primarily due to a gradual decline in production of all wells in this field and the loss of production from two wells in August 2010 that accounted for 61% of natural gas production from this field in December 2009.
     Distributable income per unit for the three months ended March 31, 2011 decreased to $0.25 from $0.46 for the comparable period in 2010. Distributions per unit amounted to $0.23 for the three months ended March 31, 2011, down from $0.45 for the comparable period in 2010. During the three months ended March 31, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the three months ended March 31, 2011, oil production increased 1,090 barrels (bbls) and natural gas production decreased 56,160 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the three months ended March 31, 2011, the average price realized for a barrel of oil increased $12.50 from the price realized in the comparable period in 2010, and the average price realized for an mcf of natural gas decreased $1.43 from the price realized in the comparable period in 2010.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

			Distributable
	Net Production Quantities		Income per	Distributions
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
December 31, 2009	1,473	92,186	$0.34	$0.44
March 31, 2010	1,876	89,574	$0.46	$0.45
June 30, 2010	1,715	63,393	$0.33	$0.44
September 30, 2010	2,040	48,654	$0.25	$0.27
December 31, 2010	3,019	67,102	$0.39	$0.37
March 31, 2011	2,966	33,414	$0.25	$0.23
Results of Operations — Three Months Ended March 31, 2011 and 2010
     Income from oil and natural gas royalties decreased $266,284 to $416,313 during the three months ended March 31, 2011 from $682,597 realized in the comparable quarter of 2010. The decrease was primarily due to a decrease in natural gas production from the West Cameron Block 165 Field.
     Distributable income decreased to $350,648 for the three months ended March 31, 2011 from $638,495 realized in the comparable period in 2010.
     Income from oil royalties increased to $262,496 for the three months ended March 31, 2011 from $142,577 realized in the comparable period in 2010. The volume of oil sold increased by 1,090 bbls, while the average price realized for a barrel of oil increased to $88.50 for the three months ended March 31, 2011 from $76.00 realized in the comparable period in 2010.
     Income from natural gas royalties decreased to $153,817 for the three months ended March 31, 2011 from $540,020 realized in the corresponding period in 2010. The volume of natural gas sold decreased by 56,160 mcf and the average price of natural gas decreased $1.43 per mcf to $4.60 from $6.03 realized in the comparable period in 2010.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2011 and those realized in the comparable three months in 2010.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	2,966	1,876	58%
Average price	$88.50	$76.00	16%
Natural gas
Mcf sold	33,414	89,574	(63)%
Average price	$4.60	$6.03	(24)%

     General and administrative expenses increased to $65,665 in the three months ended March 31, 2011 from $44,102 in the prior year period primarily due to increased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. Tidelands’ disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tidelands in the reports that it files is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2010.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
May 16, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President