Form 10-Q
period 2011-06-30
TIDELANDS ROYALTY TRUST B
filed 2011-08-11
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of August 11, 2011, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2011 and December 31, 2010

		December 31,
	June 30, 2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,028,157	$1,299,734
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	12,734

Total assets	$1,040,893	$1,312,470

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$276,628	$507,437

Total current liabilities	$276,628	$507,437

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$764,265	$805,033

	$1,040,893	$1,312,470

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income:
Oil and gas royalties	$272,041	$525,991	$688,354	$1,208,588
Interest income	—	—	—	—

Total income	$272,041	$525,991	$688,354	$1,208,588

Expenses:
General and administrative	$74,038	$68,471	$139,703	$112,573

Distributable income before Federal income taxes	198,003	457,520	548,651	1,096,015
Federal income taxes of subsidiary	—	1,200	—	3,200

Distributable income	$198,003	$456,320	$548,651	$1,092,815

Distributable income per unit	$0.14	$0.33	$0.40	$0.79

Distributions per unit	$0.20	$0.44	$0.43	$0.89

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Trust corpus, beginning of period	$805,032	$937,904
Distributable income	548,651	1,092,815
Distributions to unitholders	(589,419)	(1,230,294)

Trust corpus, end of period	$764,264	$800,425

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Note 4. Subsequent Event
     The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $0.199804 per unit, which it paid on July 14, 2011 to unitholders of record on June 30, 2011.
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
The Leases
     As of August 11, 2011, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

		Lease	Gross	Royalty
Area	Block	Number	Acres	Interest	Operator(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC
West Cameron	165	758	5,000	4.1662%	Apache Corporation
West Cameron	291	4397	5,000	4.1662%	Apache Corporation
West Cameron	225	900	3,750	1.0416%	Breton Engineering LLC

Total			22,948

     Based on the latest public records reviewed by Tidelands, there are 16 wells that had production during the past 12 months on leases subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from one year to 33 years. Information on each of the 16 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 165	A007	Gas	July 2008
West Cameron Block 225	D001	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
Sabine Pass Block 13	A004	Oil	May 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	A002	Gas	March 2010
Galveston Area Block 303	007	Gas	March 2010
     There was a decrease of one active well from June 30, 2010 to June 30, 2011.
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
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended June 30, 2011. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of its critical accounting policies.
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
Summary of Operating Results
     During the six months ended June 30, 2011, Tidelands realized approximately 59% of its royalty income from the sale of oil and approximately 41% of its royalty income from the sale of natural gas. During the six months ended June 30, 2010, Tidelands realized approximately 23% of its royalty income from the sale of oil and approximately 77% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.
     During the six months ended June 30, 2010, Tidelands received a significant percentage of its royalty income from the West Cameron Block 165 Field. During the six months ended June 30, 2011, revenues from this field decreased 75% from those realized during the six months ended June 30, 2010. Tidelands believes the decrease in revenue was primarily due to lower prices received for natural gas, a gradual decline in production from all natural gas wells in this field and the loss of production from one of the wells in this field.
     Distributable income per unit for the six months ended June 30, 2011 decreased to $0.40 from $0.79 for the comparable period in 2010. Distributions per unit amounted to $0.43 for the six months ended June 30, 2011, down from $0.89 for the comparable period in 2010. During the six months ended June 30, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the six months ended June 30, 2011, oil production increased 761 barrels (bbls) and natural gas production decreased 94,488 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the six months ended June 30, 2011, the average price realized for a barrel of oil increased $16.31 from the price realized in the comparable period in 2010, and the average price realized for an mcf of natural gas decreased $1.29 from the price realized in the comparable period in 2010.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

			Distributable
	Net Production Quantities		Income pre	Distributions per
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	Unit
March 31, 2010	1,876	89,574	$0.46	$0.45
June 30, 2010	1,715	63,393	$0.33	$0.44
September 30, 2010	2,040	48,654	$0.25	$0.27
December 31, 2010	3,019	67,102	$0.39	$0.37
March 31, 2011	2,966	33,414	$0.25	$0.23
June 30, 2011	1,386	25,085	$0.14	$0.20
Results of Operations — Three Months Ended June 30, 2011 and 2010
     Income from oil and natural gas royalties decreased $253,950 to $272,041 during the three months ended June 30, 2011 from $525,991 realized in the comparable quarter of 2010. The decrease was primarily due to a decrease in natural gas production from the West Cameron Block 165 Field.
     Distributable income decreased to $198,003 for the three months ended June 30, 2011 from $456,320 realized in the comparable period in 2010.
     Income from oil royalties increased to $145,900 for the three months ended June 30, 2011 from $135,845 realized in the comparable period in 2010. The volume of oil sold decreased by 329 bbls, while the average price realized for a barrel of oil increased $26.06 to $105.27 for the three months ended June 30, 2011 from $79.21 realized in the comparable period in 2010.
     Income from natural gas royalties decreased to $126,141 for the three months ended June 30, 2011 from $390,146 realized in the corresponding period in 2010. The volume of natural gas sold decreased by 38,308 mcf and the average price of natural gas decreased $1.12 per mcf to $5.03 from $6.15 realized in the comparable period in 2010.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended June 30, 2011 and those realized in the comparable three months in 2010.

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	1,386	1,715	(19)%
Average price	$105.27	$79.21	33%
Natural gas
Mcf sold	25,085	63,393	(60)%
Average price	$5.03	$6.15	(18)%

     General and administrative expenses increased to $74,038 in the three months ended June 30, 2011 from $68,471 in the comparable period in the prior year primarily due to increased professional fees and expenses.
Results of Operations — Six Months Ended June 30, 2011 and 2010
     Income from oil and natural gas royalties decreased $520,234 to $688,354 during the six months ended June 30, 2011 from $1,208,588 realized in the comparable quarter of 2010. The decrease was primarily due to a decrease in natural gas production from the West Cameron Block 165 Field.
     Distributable income decreased to $548,651 for the six months ended June 30, 2011 from $1,092,815 realized in the comparable period in 2010.
     Income from oil royalties increased to $408,396 for the six months ended June 30, 2011 from $278,423 realized in the comparable period in 2010. The volume of oil sold increased by 761 bbls, while the average price realized for a barrel of oil increased $16.31 to $93.84 for the six months ended June 30, 2011 from $77.53 realized in the comparable period in 2010.
     Income from natural gas royalties decreased to $279,958 for the six months ended June 30, 2011 from $930,165 realized in the corresponding period in 2010. The volume of natural gas sold decreased by 94,488 mcf and the average price of natural gas decreased $1.29 per mcf to $4.79 from $6.08 realized in the comparable period in 2010.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended June 30, 2011 and those realized in the comparable six months in 2010.

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	4,352	3,591	21%
Average price	$93.84	$77.53	21%
Natural gas
Mcf sold	58,479	152,967	(62)%
Average price	$4.79	$6.08	(21)%
     General and administrative expenses increased to $139,703 in the six months ended June 30, 2011 from $112,573 in the comparable period in the prior year primarily due to increased professional fees and expenses.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. Tidelands’ disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
August 11, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President