Form 10-Q
period 2011-09-30
TIDELANDS ROYALTY TRUST B
filed 2011-11-10
CIK 276077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     As of November 9, 2011, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST
CORPUS
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,074,438	$1,299,734
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	12,734

Total assets	$1,087,174	$1,312,470

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$375,735	$507,437

Total current liabilities	$375,735	$507,437

Trust corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$711,439	$805,033

	$1,087,174	$1,312,470

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income:
Oil and gas royalties	$360,559	$413,669	$1,048,913	$1,622,257
Interest income	—	—	—	—

Total income	$360,559	$413,669	$1,048,913	$1,622,257

Expenses:
General and administrative	$37,275	$65,017	$176,978	$177,590

Distributable income before Federal income taxes	323,284	348,652	871,935	1,444,667
Federal income taxes of subsidiary	—	—	—	3,200

Distributable income.	$323,284	$348,652	$871,935	$1,441,467

Distributable income per unit	$0.23	$0.25	$0.63	$1.04

Distributions per unit	$0.27	$0.27	$0.70	$1.16

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375
See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Trust corpus, beginning of period	$805,033	$937,904
Distributable income	871,935	1,441,467
Distributions to unitholders	(965,529)	(1,611,099)

Trust corpus, end of period	$711,439	$768,272

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
     As stated under “Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases owned by Tidelands Corporation, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

Note 4. Subsequent Event
     The Trust declared a quarterly cash distribution to the holders of its units of beneficial interest of $0.27129 per unit, which it paid on October 14, 2011 to unitholders of record on September 30, 2011.

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
Liquidity and Capital Resources
     Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses and disburses all net royalties that are collected to its unitholders each quarter.
     The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or

“margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010 for further information. Tidelands Corporation is a taxable entity and pays U.S. Federal taxes on its income. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     As of November 9, 2011, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

			Gross	Royalty
Area	Block	Lease Number	Acres	Interest	Operator(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc.
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC
West Cameron	165	758	5,000	4.1662%	Apache Corporation
West Cameron	291	4397	5,000	4.1662%	Apache Corporation
West Cameron	225	900	3,750	1.0416%	Breton Engineering LLC

Total			22,948

     Based on the latest public records reviewed by Tidelands, there are 16 wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from one year to 33 years. Information on each of the 16 wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A003	Gas	April 1978
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A008	Gas	December 2007
West Cameron Block 165	A007	Gas	April 2011
West Cameron Block 225	D001	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
Sabine Pass Block 13	A004	Oil	May 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008
Galveston Area Block 303	B001	Gas	March 2007
Galveston Area Block 303	A002	Gas	March 2010
Galveston Area Block 303	007	Gas	March 2010
     There was a net decrease of one active well from September 30, 2010 to September 30, 2011.
Critical Accounting Policies and Estimates
     In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).
     Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months and nine months ended September 30, 2011. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of its critical accounting policies.
General
     Tidelands’ royalty income is derived from the oil and natural gas production activities of unrelated parties. Tidelands’ royalty income fluctuates from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases that are subject to Tidelands’ interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.
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
     The volume of oil and natural gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input from the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.
Summary of Operating Results
     During the nine months ended September 30, 2011, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2010, Tidelands realized approximately 73% of its royalty income from the sale of natural gas and approximately 27% of its royalty income from the sale of oil. Royalty income includes royalties from oil and natural gas received from producers.
     During the nine months ended September 30, 2010, Tidelands received a significant percentage of its royalty income from the West Cameron Block 165 Field. During the nine months ended September 30, 2011, revenues from this field decreased 70% from those realized during the nine months ended September 30, 2010. Tidelands believes the decrease in revenue was primarily due to the decline in production from all natural gas wells in this field and the net loss of production of one well in this field.
     Distributable income per unit for the nine months ended September 30, 2011 decreased to $0.63 from $1.04 for the comparable period in 2010. Distributions per unit amounted to $0.70 for the nine months ended September 30, 2011, down from $1.16 for the comparable period in 2010. During the nine months ended September 30, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the nine months ended September 30, 2011, oil production increased 772 barrels (bbls) and natural gas production decreased 119,526 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the nine months ended September 30, 2011, the average price realized for a barrel of oil increased $22.99 from the price realized in the comparable period in 2010, and the average price realized for an mcf of natural gas decreased $0.96 from the price realized in the comparable period in 2010.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

			Distributable
	Net Production Quantities		Income per	Distributions
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
June 30, 2010	1,715	63,393	$0.33	$0.44
September 30, 2010	2,040	48,654	$0.25	$0.27
December 31, 2010	3,019	67,102	$0.39	$0.37
March 31, 2011	2,966	33,414	$0.25	$0.23
June 30, 2011	1,386	25,085	$0.14	$0.20
September 30, 2011	2,051	23,616	$0.23	$0.27
Results of Operations — Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Income from oil and natural gas royalties decreased $53,110 to $360,559 during the three months ended September 30, 2011 from $413,669 realized in the comparable quarter of 2010. The decrease was primarily due to a decrease in natural gas production from the West Cameron Block 165 Field.
     Distributable income decreased to $323,284 for the three months ended September 30, 2011 from $348,652 realized in the comparable period in 2010.
     Income from oil royalties increased to $237,518 for the three months ended September 30, 2011 from $160,152 realized in the comparable period in 2010. The volume of oil sold in the three months ended September 30, 2011 increased by 11 bbls, while the average price realized for a barrel of oil increased $37.30 to $115.81 for the three months ended September 30, 2011 from $78.51 realized in the comparable period in 2010.
     Income from natural gas royalties decreased to $123,041 for the three months ended September 30, 2011 from $253,517 realized in the corresponding period in 2010. The volume of natural gas sold in the three months ended September 30, 2011 decreased by 25,038 mcf and the average price of natural gas remained unchanged from the comparable period in 2010.
     The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2011 and those realized in the comparable three months in 2010.

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Bbls sold	2,051	2,040	1%
Average price	$115.81	$78.51	48%
Natural gas
Mcf sold	23,616	48,654	(51%)
Average price	$5.21	$5.21	—

     General and administrative expenses decreased to $37,275 in the three months ended September 30, 2011 from $65,017 in the comparable period in the prior year primarily due to decreased professional fees and expenses.
Results of Operations — Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Income from oil and natural gas royalties decreased $573,344 to $1,048,913 during the nine months ended September 30, 2011 from $1,622,257 realized in the comparable period of 2010. The decrease was primarily due to a decrease in natural gas production from the West Cameron Block 165 Field.
     Distributable income decreased to $871,935 for the nine months ended September 30, 2011 from $1,441,467 realized in the comparable period in 2010.
     Income from oil royalties increased to $645,914 for the nine months ended September 30, 2011 from $438,575 realized in the comparable period in 2010. The volume of oil sold increased by 772 bbls, while the average price realized for a barrel of oil increased $22.99 to $100.88 for the nine months ended September 30, 2011 from $77.89 realized in the comparable period in 2010.
     Income from natural gas royalties decreased to $402,999 for the nine months ended September 30, 2011 from $1,183,682 realized in the corresponding period in 2010. The volume of natural gas sold decreased by 119,526 mcf and the average price of natural gas decreased $0.96 per mcf to $4.91 from $5.87 realized in the comparable period in 2010.
     The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2011 and those realized in the comparable nine months in 2010.

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Bbls sold	6,403	5,631	14%
Average price	$100.88	$77.89	30%
Natural gas
Mcf sold	82,095	201,621	(59%)
Average price	$4.91	$5.87	(16%)
     General and administrative expenses decreased to $176,978 in the nine months ended September 30, 2011 from $177,590 in the comparable period in the prior year primarily due to decreased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2010. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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

TIDELANDS ROYALTY TRUST “B” U.S. Trust, Bank of America Private Wealth Management, Trustee
November 10, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President