Form 10-K
period 2011-12-31
TIDELANDS ROYALTY TRUST B
filed 2012-03-16
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,752,275. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

Number of Units of Beneficial Interest outstanding as of March 15, 2012: 1,386,375 Units.

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

The 1951 Contract. The 1951 Contract identifies 60 specific tracts (the “Tracts”) in the Gulf of Mexico. The Tracts are not all the same size and collectively contain approximately 1,370,000 acres. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron or its assignees had acquired a lease or leases on one of the Tracts, and if oil or natural gas were produced and sold from any such Tract, then Chevron or its assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 was paid to Tidelands under the lease. The $1,500,000 production payment has been paid on all five leases. Thereafter, Tidelands’ interest in such Tracts converted to an overriding royalty as described below. At the Acquisition Expiration Date, five of the Tracts had leases, as described below, and rights to the other 55 Tracts expired.

As of March 15, 2012, Tidelands had five assigned oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas (sometimes referred to herein as the “Royalty Area”). As of March 15, 2012, four of the Tidelands’ five assigned leases contained active wells. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on the five leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as such leases are active properties. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2011 Royalties	Operator(s)	Working Interest Owner(s)
Galveston	303	4565	5,760	4.1662%	$114,955	W&T Offshore Inc.	W&T Offshore Inc. (75.00% Ownership Interest); Sterling Energy Inc. (15.75% Ownership Interest); Barron Petroleum Company (9.25% Ownership Interest)
Sabine Pass	13	3959	3,438	4.1662%	$809,123	Black Elk Energy Offshore Operations, LLC	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	$324,652	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	$19,890	ENI US Operating Co. Inc.; Breton Engineering LLC	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$66,464	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
Total			22,948		$1,335,084

In 2011, approximately 61% of Tidelands’ royalty revenues were attributable to oil and approximately 39% were attributable to natural gas. The production payments and royalty revenues received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2011	2010	2009
Black Elk Energy Offshore Operations, LLC (1)	55%	—	—
Apache Corporation (2)	29%	10%	—
W&T Offshore Inc. (3)	9%	7%	7%
JX Nippon Oil & Gas Exploration Corp. (NOEX) (1)	6%	34%	15%
Breton Engineering LLC (4)	1%	3%	—
Devon Energy Production Company LP (2)	—	44%	78%
Barron Petroleum Company (3)	—	2%	—

	100%	100%	100%

(1)	During the fourth quarter of 2010, Black Elk Energy Offshore Operations, LLC completed the purchase of certain of JX Nippon Oil & Gas Exploration Corp.’s (NOEX) Gulf of Mexico leases, including in the Sabine Pass 13 Field, and it was approved by the BOEMRE (defined below) in January 2011. Tidelands’ royalty interest did not change as a result of this sale. Black Elk Energy Offshore Operations, LLC began paying royalties to Tidelands in February 2011.
(2)	During the second quarter of 2010, Apache Corporation completed the purchase of certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in the West Cameron Block 165 Field (which includes Block 291). Tidelands’ royalty interest did not change as a result of this sale.
(3)	W&T Offshore Inc. currently pays royalties for its 75.00% working interest and the oil royalty on a 9.25% working interest Galveston Block 303. Sterling Energy Inc. and Barron Petroleum Company, owners of 25.00% of the working interest, are not paying royalties to Tidelands pending these parties reaching an agreement on which working interest owner is responsible for making the payments. Tidelands has not received further updates regarding responsibility for these payments, which in 2011 would have been expected to total approximately $38,000.
(4)	Breton Engineering LLC is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225.

Tidelands derives no revenues from foreign sources and has no export sales.

Trust Functions. The Trust is administered by officers and employees of the Trustee. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance.”

All aspects of Tidelands’ operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands, which are conducted by oil and natural gas companies that lease Tracts subject to Tidelands’ interests. American Stock Transfer and Trust Company, LLC is the transfer agent for Tidelands and is responsible for reviewing, processing and paying distributions.

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

The royalty interests held by Tidelands are depleting with each barrel (“bbl”) of oil and thousand cubic feet (“mcf”) of natural gas produced. No funds are reinvested by Tidelands; thus, these depleting assets are not being replaced.

Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is the Trustee, and the contact information for the representative is as follows:

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

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, Tidelands is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Tidelands will continue to be entitled to receive payments on the five leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as the leases exist and such leases contain active wells. Once the leases terminate or expire, any overriding royalties payable to Tidelands will terminate and Tidelands cannot acquire any additional or replacement royalty interests.

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

The public trading price for the units tends to be tied to the recent and expected levels of cash distributions on the units. The amounts available for distribution by Tidelands vary in response to numerous factors outside the control of Tidelands, including prevailing prices for oil and natural gas produced from properties in the Royalty Area. The market price of the units is not necessarily indicative of the value that Tidelands would realize if it sold its interest in the properties in the Royalty Area to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that since the assets of Tidelands are depleting assets, a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

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

The trading volume of our units has historically been low, partially because our units are only traded on the Pink Sheets. In addition, our public float has been further limited due to the fact that approximately 32.6% of our units were owned by Marine as of March 15, 2012. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, more active trading market for our units may not develop, or if developed, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.

The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Any of these occurrences could have a material adverse effect on our distributions or the market value of the units.

Failure to collect royalty payments from working interest owners could adversely affect Tidelands’ distributions to its unitholders.

A significant portion of Tidelands’ royalties are attributable a limited number of working interest owners. During 2011, Black Elk Energy Offshore Operations, LLC accounted for 55% of the royalty payments to Tidelands. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Tidelands may encounter collection issues with one or more of the working interest owners, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders.

The owner of any properties in the Royalty Area may transfer any of the properties in the Royalty Area to another unrelated third party, which could reduce the amount of royalty payments that are received.

The working interest owners may at any time transfer all or part of the properties in the Royalty Area to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Tidelands will not receive any proceeds of any such transfer. Following any transfer, the Royalty Area will continue to be subject to Tidelands’ royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Tidelands its royalty interest on the transferred portion of the Royalty Area, and the transferor of the transferred property in the Royalty Area would have no continuing obligation to Tidelands for the property. Any such transferee may not be as financially sound as the current working interest owner.

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

The Trust may be terminated and the Trustee may sell Tidelands’ royalty interests if holders of 80% of the units of beneficial ownership of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale would be distributed to the unitholders and the unitholders would receive no further distributions from the Trust. Any such sale may not be on terms acceptable to all unitholders.

The operators of the working interest owner are subject to extensive governmental regulation.

Oil and gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations and environmental protection regulations, including the regulation of hydraulic fracturing. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.

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

The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Tidelands differ from GAAP financial statements because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.

If it is determined that the Trust is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay the tax liability.

In May 2006, the State of Texas enacted legislation, as amended, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2011, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for all years open under the applicable statute of limitations. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas state franchise tax liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

General. Tidelands is not engaged in oil and natural gas operations and its only industry segment or purpose is the administration and collection of royalties. Tidelands income is based on the oil and natural gas operations of others and is derived from overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.

Reserves. As indicated above, Tidelands is not engaged in the production of oil or natural gas, and its income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico pursuant to the 1951 Contract. Tidelands does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Tidelands’ interests are derived. See also “—Difficulty in Obtaining Certain Data.”

Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows therefrom thereto (nor the present value of future net cash flows from such reserves).

Tidelands did not file any reports on oil and natural gas reserves with any Federal authority or agency during 2011. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the weighted average sales price per bbl of oil and mcf natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2011	2010	2009
Quantity of oil and natural gas sold:
Oil (bbls)	8,044	8,650	6,662
Natural gas (mcf)	102,023	268,723	513,880
Weighted average sales price for oil and natural gas sold:
Oil (per bbl) (1)	$102.05	$77.67	$57.00
Natural gas (per mcf) (1)	$5.04	$5.68	$5.36

(1)	The weighted average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more information regarding oil and natural gas sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interests in Properties. Tidelands’ properties consist of overriding royalty interests in five oil and natural gas leases covering 22,948 gross acres located in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. See also “—Present Activities.”

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2011 is set forth in the table below:

Gross Productive Wells:
Oil	3
Natural Gas	7

Total Wells	10

Gross Leased Acres:
Productive	22,948
Non-Productive	—

Total Leased Acres	22,948

Information regarding net wells or acres is not included since Tidelands does not own any working interests.

Present Activities. Tidelands currently receives royalties from oil and natural gas sold from four of the five leases in the Royalty Area, although delivery quantities are subject to the producing capability of the wells and seasonal demand.

Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”), show that this field had two active natural gas wells during the year ended December 31, 2011. Production from these two wells ceased in November 2011. There were no drilling or work over operations on the lease in 2011, and Tidelands has learned that on February 17, 2012, the BOEMRE approved suspension of production on this field due to lack of production. This suspension does not affect the terms of the lease.

Sabine Pass Block 13: The records of the BOEMRE show that there were four active wells in this field during the year ended December 31, 2011. Three of the wells are oil wells and one of the wells is a natural gas well. There were no drilling or work over operations on the lease in 2011.

West Cameron Blocks 165 and 291: These two blocks are in the West Cameron Block 165 field. This field has two leases covering a total of 10,000 gross acres. The field has five active natural gas wells and no active oil wells.

West Cameron Block 225: Well D1, a natural gas well, is currently the only active well in this field covered by Tidelands’ interest. Well D1 ceased producing in January 2012 and was recompleted in a different zone in March 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 14, 2012, 1,386,375 units were held by 246 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2011.

The units of beneficial interest in the Trust trade on the Pink Sheets and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2011 and 2010 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2010
First quarter	$19.50	$17.95	$0.45
Second quarter	19.00	15.25	0.44
Third quarter	18.50	16.75	0.27
Fourth quarter	17.50	15.00	0.37

2011
First quarter	$16.49	$13.05	$0.23
Second quarter	13.40	8.22	0.20
Third quarter	8.80	6.20	0.27
Fourth quarter	9.50	7.25	0.20

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $54,500 for the distribution paid to holders of record on December 31, 2011. Such distributions have been made since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2011.

While Tidelands’ complete Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2011 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Year Ended December 31,
	(In Thousands, Except Per Unit Amounts)
	2011	2010	2009	2008	2007
Statement of Distributable Income Selected Data:
Income – Oil and natural gas royalties	$1,335	$2,199	$3,133	$4,575	$4,226
Expense – General and administrative expenses	$211	$210	$289	$326	$172
Expense – Federal income taxes of subsidiary	$—	$3	$13	$46	$52
Distributable income	$1,124	$1,986	$2,831	$4,230	$4,068
Distributable income per unit	$0.81	$1.43	$2.04	$3.05	$2.93

Distributions to unitholders	$1,248	$2,119	$3,127	$4,115	$4,028
Distributions per unit	$0.90	$1.53	$2.26	$2.97	$2.91

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$963	$1,312	$1,532	$2,470	$2,034
Trust corpus	$683	$805	$938	$1,233	$1,118

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

Summary. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2012 will be based upon royalty receipts received in December 2011 and January and February 2012, from natural gas production in September, October and November 2011 and oil production in October, November and December 2011. The distribution to be paid in July 2012 will be based on production in December 2011 and January, February and March 2012.

Tidelands’ distributable income in 2011 was $1,124,031 or $.81 per unit as compared to $1,986,041 or $1.43 per unit per unit in 2010 and $2,831,787 or $2.04 per unit per unit in 2009.

Oil and natural gas prices fluctuated during 2011 and 2010, with the average oil prices realized in 2011 generally above the prices realized in 2010, and the average natural gas prices realized in 2011 generally below the prices realized in 2010. Recently, average prices for oil have increased and average prices for natural gas have decreased from the average prices realized in late 2011. For example, in February 2012, the average price quoted for crude oil delivered onshore in Louisiana had increased 5% to $112.00 per barrel from $107.14 per barrel in September 2011. However, in February 2012, natural gas prices realized by Tidelands were down 31% to $2.94 per mcf from $4.29 per mcf in September 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010. The following table and related discussion and analysis shows the royalty income, the net production quantities sold and the average net prices received for oil and natural gas during 2011 and 2010 and the percentage change from 2010 to 2011:

	For Year Ended December 31,
	2011	2010	% Change
Income:
Oil royalties	$820,903	$671,882	22%
Natural gas royalties	514,181	1,526,899	(66)%

	$1,335,084	$2,198,781	(39)%

Net production quantities:
Oil (bbls)	8,044	8,650	(7)%
Natural gas (mcf)	102,023	268,723	(62)%

Average net prices received:
Oil (per bbl)(1)	$102.05	$77.67	31%
Natural gas (per mcf)(1)	$5.04	$5.68	(11)%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

During 2011, Tidelands received approximately 61% of its royalty income from the sale of oil and 39% from the sale of natural gas. Income from oil and natural gas royalties in 2011 decreased 39% from 2010, primarily due to a decrease in natural gas production and natural gas prices.

Revenue from oil royalties amounted to $820,903 in 2011, an increase from the $671,882 realized in 2010. The average price realized per bbl of oil increased to $102.05 from the $77.67 realized in 2010. In 2011, oil production decreased to 8,044 bbls from the 8,650 bbls produced in 2010.

Revenue from natural gas royalties amounted to $514,181 in 2011, a decrease from the $1,526,899 realized in 2010. In 2011, the average price per mcf of natural gas decreased to $5.04 from the $5.68 realized in 2010, while natural gas production decreased to 102,023 mcf from the 268,723 mcf produced in 2010. Royalties received from West Cameron Block 165 Field were down 67% in 2011 as compared to those royalties received in 2010.

General and administrative expenses were $211,053 in 2011, an increase from $209,540 for 2010. This increase is primarily due to an increase in professional fees and expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. The following table and related discussion and analysis shows the royalty income, the net production quantities sold and the average net prices received for oil and natural gas during 2010 and 2009 and the percentage change from 2009 to 2010:

	For Year Ended December 31,
	2010	2009	% Change
Income:
Oil royalties	$671,882	$379,750	77%
Natural gas royalties ....	1,526,899	2,753,529	(45)%

	$2,198,781	$3,133,279	(30)%

Net production quantities:
Oil (bbls)	8,650	6,662	30%
Natural gas (mcf)	268,723	513,880	(48)%

Average net prices received:
Oil (per bbl)(1)	$77.67	$57.00	36%
Natural gas (per mcf)(1)	$5.68	$5.36	6%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

During 2010, Tidelands received approximately 31% of its royalty income from the sale of oil and 69% from the sale of natural gas. Income from oil and natural gas royalties in 2010 decreased 30% from 2009, primarily due to a decrease in natural gas production.

Revenue from oil royalties amounted to $671,882 in 2010, an increase from the $379,750 realized in 2009. The average price realized per bbl of oil increased to $77.67 from the $57.00 realized in 2009. In 2010, oil production increased to 8,650 bbls from 6,662 bbls produced in 2009.

Revenue from natural gas royalties amounted to $1,526,899 in 2010, a decrease from the $2,753,529 realized in 2009. In 2010, the average price per mcf of natural gas increased to $5.68 from the $5.36 realized in 2009, while natural gas production decreased to 268,723 mcf from the 513,880 mcf produced in 2009. Royalties received from West Cameron Block 165 Field were down in 2010 primarily due to a decrease in production as compared to 2009.

General and administrative expenses were $209,540 in 2010, a decrease from $289,261 for 2009. This decrease was primarily due to a decrease in professional services related to the organizational structure of the Trust.

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

The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. In addition, the Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the SEC.

Forward-Looking Statements. Certain statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Tidelands uses the words

“may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware or of which we currently do not believe are material materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

Website

Tidelands has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of Exchange Act at www.tirtz-tidelandsroyaltytrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As described elsewhere herein, Tidelands’ only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Tidelands’ income is highly dependent on the prices realized from the sale of oil and natural gas and the quantities of production from the wells in which it has a royalty interest. Oil and natural gas prices have historically experienced significant volatility. Tidelands is not permitted to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

Due to the short span of time between receipts and disbursements, cash held by Tidelands is held in a non-interest bearing trust account, therefore there is no material interest rate risk.

Oil and natural gas royalties received by Tidelands Corporation prior to delivery of the 95% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not subject to interest rate risk. The corpus of Tidelands Corporation is held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are not considered subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in the following index, together with the related notes and the reports of Weaver and Tidwell, L.L.P. and KPMG LLP (our former auditor), independent registered public accounting firms, are presented on the following pages and are incorporated by reference herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 15, 2011, the Trustee recommended and approved the appointment of Weaver and Tidwell, L.L.P. as the Trust’s independent auditor. The Trust has had no occasions in the past two years upon which it has consulted with Weaver and Tidwell, L.L.P, except for providing consulting to the Trust related to its internal control assessment. Weaver and Tidwell, L.L.P. was disengaged from providing any further consulting work prior to its engagement as the independent registered public accounting firm for the Trust effective April 15, 2011.

KPMG LLP was the Trust’s previous independent registered public accounting firm, performing audits of the Trust’s consolidated financial statements for the years ended December 31, 2008, 2009 and 2010. The reports of KPMG LLP did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to modified cash basis of accounting utilized by the Trust.

During the years ended December 31, 2008, 2009 and 2010, (i) there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Trust provided KPMG LLP with a copy of this Annual Report on Form 10-K prior to its filing with the SEC and KPMG LLP consented to the use of its audit report for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in Tidelands’ internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2011. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act during 2011.

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

Name of Individual or Entity	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2011	$21,125
	2010	$20,580
	2009	$20,666

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who own beneficially more than 5% of its outstanding units of beneficial interest:

Title of Class	Name and Address of Beneficial Owner	Amount Beneficially Owned as of December 31, 2011	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366	32.6%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of 2011. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2011	$49,000
	2010	$54,450
	2009	$48,900

Item 14. Principal Accountant Fees and Services

Audit fees for services performed by KPMG LLP, Tidelands’ former independent registered public accounting firm, for the fiscal year ended December 31, 2010 were $85,000, which includes $30,000 of audit fees associated with services provided in 2010 that were paid in 2011; there were no audit-related fees, tax fees or other fees for the fiscal year ended December 31, 2010. Audit fees for services performed by KPMG LLP for review of consolidated financial statements included in Tidelands’ Form 10-Q for the quarter ended March 31, 2011 were $9,600; there were no audit-related fees, tax fees or other fees for these periods.

On April 15, 2011, Tidelands engaged Weaver and Tidwell, L.L.P. to serve as its independent registered public accounting firm. Audit fees for services performed by Weaver and Tidwell, L.L.P. for review of the financial statements included in Tidelands’ Forms 10-Q for the quarters ended June 30, 2011 and September 30, 2011 were $14,000; there were no audit-related fees, tax fees or other fees for these periods. The audit fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal year ended December 31, 2011 were $21,000; there were no audit-related fees, tax fees or other fees for the fiscal year ended December 31,2011.

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance,” the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Weaver and Tidwell, L.L.P. or KPMG LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements — See “Financial Statements and Supplementary Data” above.

(b)	Exhibits

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 000-08677), filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-08677), filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed	herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of Tidelands Royalty Trust “B” and Subsidiary:

We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2011 and the related consolidated statements of distributable income and changes in trust corpus for the year then ended. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary as of December 31, 2011, and its distributable income and changes in trust corpus for the year ended December 31, 2011 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units

Tidelands Royalty Trust “B”:

We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” (the Trust) as of December 31, 2010, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” as of December 31, 2010 and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010 in conformity with the modified cash basis of accounting described in note 2.

/s/ KPMG LLP

Dallas, Texas

March 28, 2011

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2011 and 2010

(Audited)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$950,422	$1,299,734
Oil, gas and other mineral properties	2	2
Federal income tax refundable	12,734	12,734

Total assets	$963,158	$1,312,470

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$—	$—
Federal income taxes payable	—	—
Income distributable to unitholders	280,198	507,437

Total current liabilities	$280,198	$507,437

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	682,960	805,033

	$963,158	$1,312,470

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Years Ended December 31, 2011

(Audited)

	2011	2010	2009
Income:
Oil and natural gas royalties	$1,335,084	$2,198,781	$3,133,279
Interest income	—	—	769

Total income	$1,335,084	$2,198,781	$3,134,048

Expenses:
General and administrative expenses	$211,053	$209,540	$289,261

Distributable income before Federal income taxes	1,124,031	1,989,241	2,844,787
Federal income taxes of subsidiary	—	3,200	13,000

Distributable income	$1,124,031	$1,986,041	$2,831,787

Distributable income per unit	$0.81	$1.43	$2.04

Distributions per unit	$0.90	$1.53	$2.26

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Years Ended December 31, 2011

(Audited)

	2011	2010	2009
Trust corpus, beginning of period	$805,033	$937,904	$1,233,375
Distributable income	1,124,031	1,986,041	2,831,787
Distributions to unitholders	(1,246,104)	(2,118,912)	(3,127,258)

Trust corpus, end of period	$682,960	$805,033	$937,904

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended 2011, 2010 and 2009, Tidelands Corporation paid $49,000, $54,450 and $48,900 to Marine Petroleum Corporation, respectively. At December 31, 2011 and 2010, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.

(b) Unitholder Voting Matters

On March 27, 2001, the unitholders of record at the close of business on February 16, 2001, approved an amendment to the Indenture to extend the life of the Trust to April 30, 2021.

(c) Principles of Consolidation

The consolidated financial statements include the Trust and its wholly-owned subsidiary, Tidelands Corporation. All material intercompany accounts and transactions have been eliminated upon consolidation.

(d) Producing Oil and Natural Gas Properties

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

Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2011 and 2010. Tidelands Corporation uses the cash method of reporting for Federal income taxes. The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2011, the Trust’s tax years 2007 to 2010 remain subject to examination.

The Federal income taxes refundable which arose during the prior year are as a result of payments previously made in excess of the estimated taxes payable.

Tidelands Corporation recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

(f) Credit Risk Concentration and Cash Equivalents

Financial instruments which potentially subject the Trust and Tidelands Corporation to concentrations of credit risk are primarily investments in cash equivalents. The Trust and Tidelands Corporation place their cash investments with financial institutions that the Trustee considers creditworthy and limit the amount of credit exposure from any one financial institution. The estimated fair values of cash equivalents approximate the carrying values due to the short term nature of these financial instruments.

Tidelands had cash equivalents of $950,422 and $1,299,734 at December 31, 2011 and 2010, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.

(g) Use of Estimates

The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.

(h) Distributable Income per Unit

Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period.

(i) Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2011	2010	2009
Black Elk Energy Offshore Operations, LLC (1)	55%	—	—
Apache Corporation (2)	29%	10%	—
W&T Offshore Inc. (3)	9%	7%	7%
JX Nippon Oil & Gas Exploration Corp. (NOEX) (1)	6%	34%	15%
Breton Engineering LLC (4)	1%	3%	—
Devon Energy Production Company LP (2)	—	44%	78%
Barron Petroleum Company (3)	—	2%	—

	100%	100%	100%

(2) BASIS OF ACCOUNTING

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

(3) TEXAS FRANCHISE TAX

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

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

If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust believes that it was a passive entity in 2011.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For Year Ended December 31,
	2011	2010	2009
Net production quantities:
Oil (bbls)	8,044	8,650	6,662
Natural gas (mcf)	102,023	268,723	513,880

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2011 and 2010 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income	Distributable Income Per Unit
Quarter ended:
March 31, 2010	$682,597	$636,495	$0.46
June 30, 2010	525,991	456,320	0.33
September 30, 2010	413,669	348,652	0.25
December 31, 2010	576,524	544,574	0.39

	$2,198,781	$1,986,041	$1.43

Quarter ended:
March 31, 2011	$416,313	$350,648	$0.25
June 30, 2011	272,041	198,003	0.14
September 30, 2011	360,559	323,284	0.23
December 31, 2011	286,171	252,096	0.19

	$1,335,084	$1,124,031	$0.81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 16, 2012	(Registrant)

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

NAME	CAPACITIES	DATE
U.S. Trust, Bank of America Private Wealth Management	Corporate Trustee	March 16, 2012

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The Registrant has no directors or executive officers).

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture of Trust dated June 1, 1954, as amended, filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 000-08677), filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

21.1	Subsidiaries of the Trust, filed as Exhibit 21.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-08677), filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley of Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

*	Filed herewith.