Form 10-Q
period 2012-03-31
TIDELANDS ROYALTY TRUST B
filed 2012-05-10
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2012 and December 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$816,185	$950,422
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	12,734	12,734

Total assets	$828,921	$963,158

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$155,885	$280,198

Total current liabilities	$155,885	$280,198

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$673,036	$682,960

	$828,921	$963,158

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Income:
Oil and natural gas royalties	$199,013	$416,313
Interest income	—	—

Total income	$199,013	$416,313
Expenses:
General and administrative	$52,676	$65,665

Distributable income before Federal income taxes	146,337	350,648
Federal income taxes of subsidiary	—	—

Distributable income	$146,337	$350,648

Distributable income per unit	$0.11	$0.25

Distributions per unit	$0.11	$0.23

Units outstanding	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$682,960	$805,033
Distributable income	146,337	350,648
Distributions to unitholders	(156,261)	(312,415)

Trust corpus, end of period	$673,036	$843,266

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1. Accounting Policies

The financial statements include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation”, and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

•

Tidelands’ expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

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

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases owned by Tidelands Corporation, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

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

The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011 for further information. Tidelands Corporation is a taxable entity and pays U.S. Federal taxes on its income as well as state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.

The Leases

As of May 1, 2012, Tidelands had an overriding royalty interest in five oil and natural gas leases covering 22,948 gross acres in the Gulf of Mexico in the Galveston, Sabine Pass and West Cameron areas. As of May 1, 2012, four of the Tidelands’ five assigned leases contained active wells. Galveston Area Block 303 did not contain any active wells as of May 1, 2012, as production ceased on the active natural gas wells on this lease in November 2011. Tidelands’ overriding royalty interest on four of the five leases is 4.1662%. On the fifth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fifth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Galveston	303	4565	5,760	4.1662%	W&T Offshore Inc. (75.00% Ownership Interest); Sterling Energy Inc. (15.75% Ownership Interest); Barron Petroleum Company (9.25% Ownership Interest)
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			22,948

Based on the latest public records reviewed by Tidelands, there are ten wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from one year to 33 years. Information on each of the ten wells is presented in the following table.

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	July 2011
West Cameron Block 225	D001	Gas	June 2008
Sabine Pass Block 13	A001	Oil	January 1986
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	June 1987
West Cameron Block 291	003	Gas	July 2008

There was a net decrease of six active wells from March 31, 2011 to March 31, 2012.

Critical Accounting Policies and Estimates

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).

Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended March 31, 2012. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of its critical accounting policies.

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

The volume of oil and natural gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input from the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the three months ended March 31, 2012, Tidelands realized approximately 61% of its royalty income from the sale of oil and approximately 39% of its royalty income from the sale of natural gas. During the three months ended March 31, 2011, Tidelands realized approximately 63% of its royalty income from the sale of oil and approximately 37% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Since the first quarter of 2011, five natural gas wells and one oil well are no longer active due to lack of production. Production ceased on Galveston Area Block 303 in November 2011 and it does not currently contain any active wells. Three of the five natural gas wells that are no longer active are on Galveston Area Block 303. The two other natural gas wells that are no longer active are on West Cameron Block 165, and the oil well that is no longer active is on Sabine Pass Block 13. Well A007 on West Cameron Block 165 was recompleted in 2011 in another zone.

Distributable income per unit for the three months ended March 31, 2012 decreased to $0.11 from $0.25 for the comparable period in 2011. Distributions per unit amounted to $0.11 for the three months ended March 31, 2012, down from $0.23 for the comparable period in 2011.

For the three months ended March 31, 2012, oil production decreased 1,910 barrels (bbls) and natural gas production decreased 17,380 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the three months ended March 31, 2012, the average price realized per bbl of oil increased $28.82 from the price realized for the comparable period in 2011, and the average price realized for an mcf of natural gas increased $0.08 from the price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter	Oil (bbls)	Natural Gas (mcf)
December 31, 2010	3,019	67,102	$0.39	$0.37
March 31, 2011	2,966	33,414	$0.25	$0.23
June 30, 2011	1,386	25,085	$0.14	$0.20
September 30, 2011	2,051	23,616	$0.23	$0.27
December 31, 2011	1,641	19,928	$0.19	$0.20
March 31, 2012	1,056	16,034	$0.11	$0.11

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Income from oil and natural gas royalties decreased $217,300 to $199,013 during the three months ended March 31, 2012 from $416,313 realized for the comparable quarter of 2011. The decrease was primarily due to a decrease in oil and natural gas production from all of Tidelands’ leases.

Distributable income decreased to $146,337 for the three months ended March 31, 2012 from $350,648 realized for the comparable period in 2011.

Income from oil royalties decreased to $123,895 for the three months ended March 31, 2012 from $262,496 realized for the comparable period in 2011. The volume of oil sold in the three months ended March 31, 2012 decreased by 1,910 bbls from 2,966 bbls, while the average price realized per bbl of oil increased $28.82 to $117.32 for the three months ended March 31, 2012 from $88.50 realized for the comparable period in 2011.

Income from natural gas royalties decreased to $75,118 for the three months ended March 31, 2012 from $153,817 realized for the corresponding period in 2011. The volume of natural gas sold in the three months ended March 31, 2012 decreased by 17,380 mcf from 33,414 mcf and the average price of natural gas increased $0.08 per mcf from $4.60 per mcf realized for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	1,056	2,966	(64)%
Average price	$117.32	$88.50	33%
Natural gas
Mcf sold	16,034	33,414	(52)%
Average price	$4.68	$4.60	2%

General and administrative expenses decreased to $52,676 in the three months ended March 31, 2012 from $65,665 in the comparable period in 2011 primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

TIDELANDS ROYALTY TRUST “B”
U.S. Trust, Bank of America Private Wealth Management, Trustee

May 10, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President