Form 10-Q
period 2012-06-30
TIDELANDS ROYALTY TRUST B
filed 2012-08-13
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$934,195	$950,422
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	12,734

Total assets	$934,197	$963,158

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$213,387	$280,198

Total current liabilities	$213,387	$280,198

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	$720,810	$682,960

	$934,197	$963,158

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income:
Oil and natural gas royalties	$304,417	$272,041	$503,430	$688,354
Interest income	7	—	7	—

Total income	$304,424	$272,041	$503,437	$688,354
Expenses:
General and administrative	$49,607	$74,038	$102,283	$139,703

Distributable income before Federal income taxes	254,817	198,003	401,154	548,651
Federal income taxes of subsidiary (refundable)	6,719	—	6,719	—

Distributable income	$261,536	$198,003	$407,873	$548,651

Distributable income per unit	$0.19	$0.14	$0.29	$0.40

Distributions per unit	$0.15	$0.20	$0.27	$0.43

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Trust corpus, beginning of period	$682,960	$805,032
Distributable income	407,873	548,651
Distributions to unitholders	(370,023)	(589,419)

Trust corpus, end of period	$720,810	$764,264

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Tidelands’ rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or natural gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Income from the overriding royalties is paid to Tidelands either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is U.S. Trust, Bank of America Private Wealth Management, and the contact information for the representative is as follows:

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult his or her own tax advisor for compliance matters.

Liquidity and Capital Resources

Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal income tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or

“margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011 for further information. Tidelands Corporation is a taxable entity that pays U.S. Federal income taxes as well as state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.

The Leases

As of August 7, 2012, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 7, 2012, all four of Tidelands’ assigned leases contained active wells. Prior to May 30, 2012, Tidelands had an overriding royalty interest in five oil and natural gas leases. However, production ceased on the active natural gas wells on the Galveston Area Block 303 lease in November 2011, and the lease was terminated on May 30, 2012 due to the lack of production from the wells on the lease. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

Based on the latest public records reviewed by Tidelands, there are ten wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest that are listed as active oil or natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from one year to 26 years. Information on each of the ten wells is presented in the following table.

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

The number of active wells remained unchanged from June 30, 2011 to June 30, 2012. Well A007 on West Cameron Block 165 and Well 003 on West Cameron Block 291 were recompleted in 2012 in another zone.

Critical Accounting Policies and Estimates

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States (“GAAP”).

Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the six months ended June 30, 2012. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of its critical accounting policies.

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

Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments of Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the transfer agent for Tidelands.

The volume of oil and natural gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells that are re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input from the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the six months ended June 30, 2012, Tidelands realized approximately 70% of its royalty income from the sale of oil and approximately 30% of its royalty income from the sale of natural gas. During the six months ended June 30, 2011, Tidelands realized approximately 59% of its royalty income from the sale of oil and approximately 41% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Since the first quarter of 2011, five natural gas wells and one oil well have ceased production. Production ceased on Galveston Area Block 303 in November 2011, and the lease was terminated on May 30, 2012. Galveston Area Block 303 contained three of these natural gas wells. West Cameron Block 165 contained two of these natural gas wells and Sabine Pass Block 13 contained the oil well.

Distributable income per unit for the six months ended June 30, 2012 decreased to $0.29 from $0.40 for the comparable period in 2011. Distributions per unit amounted to $0.27 for the six months ended June 30, 2012, down from $0.43 for the comparable period in 2011. During the six months ended June 30, 2012, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended June 30, 2012, oil production decreased 1,298 barrels (bbls) and natural gas production decreased 23,469 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the six months ended June 30, 2012, the average price realized per bbl of oil increased $21.37 from the average price realized for the comparable period in 2011, and the average price realized per mcf of natural gas decreased $0.46 from the average price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per	Distributions
Quarter	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2011	2,966	33,414	$0.25	$0.23
June 30, 2011	1,386	25,085	$0.14	$0.20
September 30, 2011	2,051	23,616	$0.23	$0.27
December 31, 2011	1,641	19,928	$0.19	$0.20
March 31, 2012	1,056	16,034	$0.11	$0.11
June 30, 2012	1,998	18,976	$0.19	$0.15

Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Income from oil and natural gas royalties increased $32,376 to $304,417 during the three months ended June 30, 2012 from $272,041 realized for the comparable period in 2011. The increase was primarily due to an increase in the production and price of oil.

Distributable income increased to $261,536 for the three months ended June 30, 2012 from $198,003 realized for the comparable period in 2011.

Income from oil royalties increased to $227,958 for the three months ended June 30, 2012 from $145,900 realized for the comparable period in 2011. The volume of oil sold in the three months ended June 30, 2012 increased by 612 bbls to 1,998 bbls from 1,386 bbls realized for the comparable period in 2011, while the average price realized for oil increased $8.82 per bbl to $114.09 per bbl for the three months ended June 30, 2012 from $105.27 per bbl realized for the comparable period in 2011.

Income from natural gas royalties decreased to $76,459 for the three months ended June 30, 2012 from $126,141 realized for the comparable period in 2011. The volume of natural gas sold in the three months ended June 30, 2012 decreased by 6,109 mcf to 18,976 mcf from 25,085 mcf realized for the comparable period in 2011and the average price received for natural gas decreased $1.00 per mcf to $4.03 per mcf from $5.03 per mcf realized for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	1,998	1,386	44%
Average price	$114.09	$105.27	8%
Natural gas
Mcf sold	18,976	25,085	(24)%
Average price	$4.03	$5.03	(20)%

General and administrative expenses decreased to $49,607 in the three months ended June 30, 2012 from $74,038 in the comparable period in 2011 primarily due to decreased professional fees and expenses.

Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Income from oil and natural gas royalties decreased $184,924 to $503,430 during the six months ended June 30, 2012 from $688,354 realized for the comparable period in 2011. The decrease was primarily due to a decrease in oil and natural gas production.

Distributable income decreased to $407,873 for the six months ended June 30, 2012 from $548,651 realized for the comparable period in 2011.

Income from oil royalties decreased to $351,853 for the six months ended June 30, 2012 from $408,396 realized for the comparable period in 2011. The volume of oil sold in the six months ended June 30, 2012 decreased by 1,298 bbls to 3,054 bbls from 4,352 bbls, while the average price realized per bbl of oil increased $21.37 to $115.21 for the six months ended June 30, 2012 from $93.84 realized for the comparable period in 2011.

Income from natural gas royalties decreased to $151,577 for the six months ended June 30, 2012 from $279,958 realized for the comparable period in 2011. The volume of natural gas sold in the six months ended June 30, 2012 decreased by 23,469 mcf to 35,010 mcf from 58,479 mcf and the average price of natural gas decreased $0.46 per mcf to $4.33 per mcf from $4.79 per mcf realized for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	3,054	4,352	(30)%
Average price	$115.21	$93.84	23%
Natural gas
Mcf sold	35,010	58,479	(40)%
Average price	$4.33	$4.79	(10)%

General and administrative expenses decreased to $102,283 in the six months ended June 30, 2012 from $139,703 in the comparable period in 2011 primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

Website

Tidelands has an Internet website and has made available Tidelands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, at www.tirtz-tidelandsroyaltytrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee

August 13, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President