Form 10-Q
period 2012-09-30
TIDELANDS ROYALTY TRUST B
filed 2012-11-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$874,082	$950,422
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	12,734

Total assets	$874,084	$963,158

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$231,302	$280,198

Total current liabilities	$231,302	$280,198

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$642,782	$682,960

	$874,084	$963,158

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income:
Oil and natural gas royalties	$199,574	$360,559	$703,004	$1,048,913
Interest income	5	—	12	—

Total income	$199,579	$360,559	$703,016	$1,048,913
Expenses:
General and administrative	$45,929	$37,275	$148,212	$176,978

Distributable income before Federal income taxes	153,650	323,284	554,804	871,935
Federal income taxes of subsidiary (refundable)	—	—	(6,719)	—

Distributable income	$153,650	$323,284	$561,523	$871,935

Distributable income per unit	$0 .11	$0.23	$0.41	$0.63

Distributions per unit	$0.17	$0.27	$0.43	$0.70

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Trust corpus, beginning of period	$682,960	$805,033
Distributable income	561,523	871,935
Distributions to unitholders	(601,701)	(965,529)

Trust corpus, end of period	$642,782	$711,439

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2. Basis of Accounting

The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method:

•	Royalty income is recognized in the month when received by Tidelands.

•

Tidelands’ expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.

The financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

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

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases owned by Tidelands Corporation, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities.

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

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult its own tax advisor for compliance matters.

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

The Trust’s Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas has a franchise or “margin” tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’

Annual Report on Form 10-K for the year ended December 31, 2011 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of November 12, 2012, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 12, 2012, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are ten active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest that are listed as active oil and natural gas wells on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government (the “BOEMRE”). The wells vary in age from one year to 26 years. Information on each of the ten wells is presented in the following table.

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

There was a net decrease of six active wells from September 30, 2011 to September 30, 2012.

Critical Accounting Policies and Estimates

In accordance with the SEC Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Tidelands did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2012. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of its critical accounting policies.

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

Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments that reflect Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the transfer agent for Tidelands.

The volume of oil and natural gas produced and its selling price are the primary factors in the calculation of overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input from the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the nine months ended September 30, 2012, Tidelands realized approximately 67% of its royalty income from the sale of oil and approximately 33% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2011, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Since the first quarter of 2011, five natural gas wells and one oil well have ceased production. Production ceased on Galveston Area Block 303 in November 2011, and the lease was terminated on May 30, 2012. Galveston Area Block 303 contained three of these natural gas wells. West Cameron Block 165 contained two of these natural gas wells and Sabine Pass Block 13 contained the oil well.

Distributable income per unit for the nine months ended September 30, 2012 decreased to $0.41 from $0.63 for the comparable period in 2011. Distributions per unit amounted to $0.43 for the nine months ended September 30, 2012, down from $0.70 for the comparable period in 2011. During the nine months ended September 30, 2012, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended September 30, 2012, oil production decreased 2,204 barrels (bbls) and natural gas production decreased 21,211 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the nine months ended September 30, 2012, the average price realized per bbl of oil increased $11.15 from the average price realized for the comparable period in 2011, and the average price realized per mcf of natural gas decreased $1.09 from the average price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

			Distributable Income per Unit
	Net Production Quantities			Distributions per Unit
Quarter	Oil (bbls)	Natural Gas (mcf)
June 30, 2011	1,386	25,085	$0.14	$0.20
September 30, 2011	2,051	23,616	$0.23	$0.27
December 31, 2011	1,641	19,928	$0.19	$0.20
March 31, 2012	1,056	16,034	$0.11	$0.11
June 30, 2012	1,998	18,976	$0.19	$0.15
September 30, 2012	1,145	25,884	$0.11	$0.17

Results of Operations – Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Income from oil and natural gas royalties decreased $160,985 to $199,574 during the three months ended September 30, 2012 from $360,559 realized for the comparable period in 2011. The decrease was primarily due to a decrease in the production of oil and the average price realized for oil and natural gas.

Distributable income decreased to $153,650 for the three months ended September 30, 2012 from $323,284 realized for the comparable period in 2011.

Income from oil royalties decreased to $118,549 for the three months ended September 30, 2012 from $237,518 realized for the comparable period in 2011. The volume of oil sold in the three months ended September 30, 2012 decreased by 906 bbls to 1,145 bbls from 2,051 bbls realized for the comparable period in 2011, and the average price realized for oil decreased $12.27 per bbl to $103.54 per bbl for the three months ended September 30, 2012 from $115.81 per bbl realized for the comparable period in 2011.

Income from natural gas royalties decreased to $81,025 for the three months ended September 30, 2012 from $123,041 realized for the comparable period in 2011. The volume of natural gas sold in the three months ended September 30, 2012 increased by 2,268 mcf to 25,884 mcf from 23,616 mcf realized for the comparable period in 2011 and the average price received for natural gas decreased $2.08 per mcf to $3.13 per mcf from $5.21 per mcf realized for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,145	2,051	(44)%
Average price	$103.54	$115.81	(11)%
Natural gas
Mcf sold	25,884	23,616	10%
Average price	$3.13	$5.21	(40)%

General and administrative expenses increased to $45,929 for the three months ended September 30, 2012 from $37,275 for the comparable period in 2011 primarily due to increased professional fees and expenses.

Results of Operations – Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Income from oil and natural gas royalties decreased $345,909 to $703,004 during the nine months ended September 30, 2012 from $1,048,913 realized for the comparable period in 2011. The decrease was primarily due to a decrease in oil and natural gas production and a decrease in the average price realized for natural gas.

Distributable income decreased to $561,523 for the nine months ended September 30, 2012 from $871,935 realized for the comparable period in 2011.

Income from oil royalties decreased to $470,402 for the nine months ended September 30, 2012 from $645,914 realized for the comparable period in 2011. The volume of oil sold in the nine months ended September 30, 2012 decreased by 2,204 bbls to 4,199 bbls from 6,403 bbls, while the average price realized per bbl of oil increased $11.15 to $112.03 for the nine months ended September 30, 2012 from $100.88 realized for the comparable period in 2011.

Income from natural gas royalties decreased to $232,602 for the nine months ended September 30, 2012 from $402,999 realized for the comparable period in 2011. The volume of natural gas sold in the nine months ended September 30, 2012 decreased by 21,211 mcf to 60,884 mcf from 82,095 mcf and the average price of natural gas decreased $1.09 per mcf to $3.82 per mcf from $4.91 per mcf realized for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	4,199	6,403	(34)%
Average price	$112.03	$100.88	11%
Natural gas
Mcf sold	60,884	82,095	(26)%
Average price	$3.82	$4.91	(22)%

General and administrative expenses decreased to $148,212 for the nine months ended September 30, 2012 from $176,978 for the comparable period in 2011 primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2011. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

As of September 30, 2012, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

November 14, 2012