Form 10-K
period 2012-12-31
TIDELANDS ROYALTY TRUST B
filed 2013-03-28
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant at June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,903,547. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

Number of Units of Beneficial Interest outstanding as of March 22, 2013: 1,386,375 Units.

Documents incorporated by reference: None.

Part I

Item 1.	Business

Organization. Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases obtained by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the Gulf interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its respective assignees.

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

The 1951 Contract. The 1951 Contract identifies 60 specific tracts (the “Tracts”) in the Gulf of Mexico. The Tracts are not all the same size and collectively contain approximately 1,370,000 acres. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron or its assignees had acquired a lease or leases on one of the Tracts, and if oil or natural gas were produced and sold from any such Tract, then Chevron or its assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 was paid to Tidelands under the lease. The $1,500,000 production payment was paid on five leases. Thereafter, Tidelands’ interest in such Tracts converted to an overriding royalty as described below. As described below, five of the Tracts had leases and rights to the other 55 Tracts expired at the Acquisition Expiration Date.

As of March 15, 2013, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas (collectively, the “Royalty Area”). As of March 15, 2013, all four of Tidelands’ assigned leases contained active wells. Prior to May 30, 2012, Tidelands had an overriding royalty interest in five oil and natural gas leases. However, production ceased on the active natural gas wells on the Galveston Area Block 303 lease in November 2011, and the lease was terminated on May 30, 2012 due to the lack of production from the wells on the lease. Tidelands’ overriding royalty interest on three of the four current leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on four of the leases Chevron or its assignees acquired prior to the Acquisition Expiration Date, so long as such leases are active properties. As discussed above, production ceased on the active natural gas wells on the Galveston Area Block 303 lease in November 2011, and the lease was terminated on May 30, 2012 due to the lack of production from the wells on the lease. The five leases for which Tidelands had an overriding royalty interest in during 2012 are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2012 Royalties	Operator(s)	Working Interest Owner(s)
Galveston	303	4565	5,760	4.1662%	$117	W&T Offshore, Inc.	W&T Offshore, Inc. (75.00% Ownership Interest); Sterling Energy, Inc. (15.75% Ownership Interest); Barron Petroleum Company (9.25% Ownership Interest)
Sabine Pass	13	3959	3,438	4.1662%	$607,159	Black Elk Energy Offshore Operations, LLC	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	$351,915	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	$2,299	Eni US Operating Co., Inc.; Breton Engineering LLC	Eni Petroleum US LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$7,987	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
Total			22,948		$969,477

In 2012, royalty income from the sale of oil represented 64% of Tidelands’ total royalty income and royalty income from the sale of natural gas represented 36% of Tidelands’ total royalty income. The production payments and royalty income received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2012	2011	2010
Black Elk Energy Offshore Operations, LLC (1)	63%	55%	—
Apache Corporation (2)	37%	29%	10%
W&T Offshore, Inc. (3)	—	9%	7%
JX Nippon Oil & Gas Exploration Corp. (NOEX) (1)	—	6%	34%
Breton Engineering LLC (4)	—	1%	3%
Devon Energy Production Company LP (2)	—	—	44%
Barron Petroleum Company (3)	—	—	2%

	100%	100%	100%

(1)	During the fourth quarter of 2010, Black Elk Energy Offshore Operations, LLC purchased certain of JX Nippon Oil & Gas Exploration Corp.’s (NOEX) Gulf of Mexico leases, including in the Sabine Pass 13 Field, and it was approved by the BOEM (defined below) in January 2011. Tidelands’ royalty interest did not change as a result of this sale. Black Elk Energy Offshore Operations, LLC began paying royalties to Tidelands in February 2011.
(2)	During the second quarter of 2010, Apache Corporation purchased certain of Devon Energy Corporation’s Gulf of Mexico leases, including the leases in the West Cameron Block 165 Field (which includes Block 291). Tidelands’ royalty interest did not change as a result of this sale.
(3)	W&T Offshore, Inc. has paid royalties for its 75.00% working interest on Galveston Block 303. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own the remaining 25.00% of the working interest, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. As of May 30, 2012, the lease on Galveston Block 303 was terminated. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. The Trustee intends to pursue collection of the past due royalties.
(4)	Breton Engineering LLC is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225. Production ceased on West Cameron Block 225 in July 2012. A suspension of production was granted through February 2013. Tidelands has not received further updates regarding production on West Cameron Block 225.

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

Marine Petroleum Trust (“Marine”) owns approximately 32.6% of the units of the Trust. Marine Petroleum Corporation, a wholly-owned subsidiary of Marine, leases office space in Dallas, Texas to provide work space and record storage for Marine, Marine Petroleum Corporation, the Trust and Tidelands Corporation. The cost of this office facility is shared by Marine Petroleum Corporation and Tidelands Corporation in proportion to each entity’s gross income to the total income of both entities.

The ability of Tidelands to receive revenues is entirely dependent upon its entitlement to its rights with respect to the four leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below).

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

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with the Trust and an investment in units of the Trust.

Tidelands is unable to acquire royalty interests in any more leases.

Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, Tidelands is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Tidelands will continue to be entitled to receive payments on four of leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as the leases exist and such leases contain active wells. Once the leases terminate or expire, any overriding royalties payable to Tidelands terminate and Tidelands cannot acquire any additional or replacement royalty interests. For example, one of the original five leases acquired by Chevron or its assignees terminated in May 2012.

Royalty interests are depleting assets and may deplete faster than expected or in their entirety.

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

The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will likely affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Tidelands. Eventually, the properties in the Royalty Area will stop producing in commercial quantities and Tidelands’ lease in the Royalty Area will terminate or expire, and Tidelands will no longer receive any distributions of net proceeds or overriding royalty interest payments. For example, the lease on West Cameron Block 225 ceased production in July 2012, was granted a suspension of production until February 2013 and may terminate in 2013.

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

Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Tidelands. The volatility of oil and gas prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil and natural gas produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

The market price for the units may not reflect the value of the royalty interests held by Tidelands.

The public trading price for the units tends to be tied to the recent and expected levels of cash distributions on the units. The amounts available for distribution by Tidelands vary in response to numerous factors outside of Tidelands’ control, including prevailing prices for oil and natural gas produced from properties in the Royalty Area. The market price of the units is not necessarily indicative of the value that Tidelands would realize if it sold its interest in the properties in the Royalty Area to a third party and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that Tidelands’ assets are depleting assets and a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

In addition, the stock markets have traditionally experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities for reasons that may or may not be related to operating performance. If the stock markets continue to experience price and trading volume volatility in the future, the market price of the units could be adversely affected.

Our units have been thinly traded and an active trading market for our units may not develop.

The trading volume of our units has historically been low, partially because our units are only traded on the OTCQB. In addition, our public float has been further limited because approximately 32.6% of our units were owned by Marine as of March 15, 2013. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.

The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any of these occurrences could have a material adverse effect on the amount of our distributions or the market value of the units.

Failure to collect royalty payments from working interest owners could adversely affect Tidelands’ distributions to its unitholders.

A significant portion of Tidelands’ royalties are attributable a limited number of working interest owners. During 2012, Black Elk Energy Offshore Operations, LLC accounted for approximately 63% of the royalty payments to Tidelands. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. Tidelands has encountered and may in the future encounter collection issues with one or more of the working interest owners at any time, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders. For example, since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest on Galveston Block 303, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making the payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012.

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

Important reserve and other information with respect to the particular leases subject to Tidelands’ royalty interest is unreasonably difficult to obtain.

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

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

The Trust may be terminated and the Trustee may sell Tidelands’ royalty interests if holders of 80% or more of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale would be distributed to the unitholders and the unitholders would receive no further distributions from the Trust. Any such sale may not be on terms acceptable or favorable to all unitholders.

The operators of the working interest owner are subject to extensive governmental regulation.

Oil and natural gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations and environmental protection regulations, including the regulation of hydraulic fracturing. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.

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

Financial information of Tidelands is not prepared in accordance with generally accepted accounting principles in the United States.

The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Tidelands differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.

If it is determined that the Trust is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay the tax liability.

In May 2006, the State of Texas enacted legislation, as amended, to implement a franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, are now subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2012, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for all years open under the applicable statute of limitations. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

General. Tidelands is not engaged in oil and natural gas operations and its only industry segment or purpose is the administration and collection of royalties. Tidelands income is based on the oil and natural gas operations of others and is derived from overriding royalty payments made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not directly own or lease any physical properties.

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

Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows attributable to its overriding royalty interests (nor the present value of future net cash flows from such reserves).

Tidelands did not file any reports containing oil and natural gas reserves with any Federal authority or agency during 2012. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the weighted average sales price per bbl of oil and mcf natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2012	2011	2010
Quantity of oil and natural gas sold:
Oil (bbls)	5,638	8,044	8,650
Natural gas (mcf)	92,888	102,023	268,723
Weighted average sales price for oil and natural gas sold:
Oil (per bbl) (1)	$110.21	$102.05	$77.67
Natural gas (per mcf) (1)	$3.75	$5.04	$5.68

(1)	The weighted average sales price is calculated from data provided by the operators of the oil and natural gas leases for which Tidelands has an overriding royalty interest.

Information about average production cost (lifting cost) per unit of production has been omitted because of its inapplicability and its unavailability to Tidelands without unreasonable effort and expense. For more information regarding average oil and natural gas sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interests in Properties. Tidelands’ properties consist of overriding royalty interests in four oil and natural gas leases covering 17,188 gross acres located in the Gulf of Mexico in the Sabine Pass and West Cameron areas. See also “—Present Activities.”

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2012 is set forth in the table below:

Gross Productive Wells:
Oil	3
Natural Gas	7

Total Wells	10

Gross Leased Acres:
Productive	17,188
Non-Productive	—

Total Leased Acres	17,188

Information regarding net wells or acres is not included since Tidelands does not own any working interests in oil and natural gas leases.

Present Activities. Tidelands currently receives royalties from oil and natural gas sold from three of the four leases in the Royalty Area (Tidelands currently does not receive royalties from the West Cameron Block 225 lease), although delivery quantities are subject to the production from the wells and seasonal demand.

Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, a division of the U.S. government (the “BOEM”), show that production from the wells on this field ceased in November 2011. There were no drilling or work over operations on the lease in 2011, and on February 17, 2012, the BOEM approved the suspension of production on this field due to lack of production. On May 30, 2012, the lease was terminated due to the lack of production from the wells on the lease and Tidelands will no longer receive royalty payments from this lease. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest (W&T Offshore, Inc. owns the remaining 75.00% working interest on Galveston Block 303) have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. The Trustee intends to pursue collection of the past due royalties.

Sabine Pass Block 13: The records of the BOEM show that there were four active wells in this field during the year ended December 31, 2012. Three of the wells are oil wells and one of the wells is a natural gas well. There were no drilling or work over operations on the lease in 2012.

West Cameron Blocks 165 and 291: These two blocks are in the West Cameron Block 165 field. This field has two leases covering a total of 10,000 gross acres. The field has six active natural gas wells and no active oil wells. In 2012, two wells were recompleted in different pay zones.

West Cameron Block 225: Production ceased on West Cameron Block 225 in July 2012. The BOEM granted a suspension of production through February 2013. Tidelands has not received further updates regarding production on West Cameron Block 225.

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

Neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending legal proceedings as of the date of the filing of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 22, 2013, 1,386,375 units were held by 236 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2012.

The units of beneficial interest in the Trust trade on the OTCQB and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2012 and 2011 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2011
First quarter	$16.49	$13.05	$0.23
Second quarter	13.40	8.22	0.20
Third quarter	8.80	6.20	0.27
Fourth quarter	9.50	7.25	0.20
2012
First quarter	$8.10	$6.20	$0.11
Second quarter	6.65	4.70	0.15
Third quarter	5.85	3.80	0.17
Fourth quarter	6.75	4.64	0.13

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $46,500 for the distribution paid to holders of record on December 31, 2012. Such distributions have been made since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2012.

Tidelands’ complete Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2012 is distributed to unitholders, and a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

Item 6.	Selected Financial Data

The following table summarizes selected financial information that has been derived from Tidelands’ historical audited consolidated financial statements. You should read the information set forth below in conjunction with “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Unit Amounts)
Statement of Distributable Income Selected Data:
Income – Oil and natural gas royalties	$969	$1,335	$2,199	$3,133	$4,575
Expense – General and administrative expenses	$182	$211	$210	$289	$326
Expense – Federal income taxes (refund) of subsidiary	$(7)	$—	$3	$13	$46
Distributable income	$794	$1,124	$1,986	$2,831	$4,230
Distributable income per unit	$0.57	$0.81	$1.43	$2.04	$3.05

Distributions to unitholders	$777	$1,246	$2,119	$3,127	$4,115
Distributions per unit	$0.56	$0.90	$1.53	$2.26	$2.97

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$874	$963	$1,312	$1,532	$2,470
Trust corpus	$700	$683	$805	$938	$1,233

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual amounts may differ from such estimates.

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

Summary. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2013 will be based upon royalty receipts received in December 2012 and January and February 2013, from natural gas production in September, October and November 2012 and oil production in October, November and December 2012. The distribution to be paid in July 2013 will be based on natural gas production in December 2012 and oil and natural gas production in January, February and March 2013.

Tidelands’ distributable income in 2012 was $793,596 or $0.57 per unit as compared to $1,124,031 or $0.81 per unit in 2011 and $1,986,041 or $1.43 per unit in 2010.

Oil and natural gas prices fluctuated during 2012 and 2011, with the average oil prices realized in 2012 generally above the prices realized in 2011, and the average natural gas prices realized in 2012 generally below the prices realized in 2011. Recently, average prices for oil have increased and average prices for natural gas have decreased from the average prices realized in 2012. For example, in February 2013, the average price quoted for crude oil delivered onshore in Louisiana had increased 4% to $116.43 per barrel from $111.88 per barrel in September 2012. However, in February 2013, natural gas prices realized by Tidelands were down 20% to $3.43 per mcf from $4.29 per mcf in September 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011. The following table and related discussion and analysis shows the royalty income, the net production quantities sold and the average net prices received for oil and natural gas during 2012 and 2011 and the percentage change from 2011 to 2012:

	For Year Ended December 31,
	2012	2011	% Change
Income:
Oil royalties	$621,377	$820,903	(24)%
Natural gas royalties	348,100	514,181	(32)%

	$969,477	$1,335,084	(27)%
Net production quantities:
Oil (bbls)	5,638	8,044	(30)%
Natural gas (mcf)	92,888	102,023	(9)%
Average net prices received:
Oil (per bbl)(1)	$110.21	$102.05	8%
Natural gas (per mcf)(1)	$3.75	$5.04	(26)%

(1)	These amounts are net of the transportation costs from offshore leases to onshore receiving points.

During 2012, Tidelands received approximately 64% of its royalty income from the sale of oil and 36% from the sale of natural gas. Income from oil and natural gas royalties in 2012 decreased 27% from 2011, primarily due to a decrease in oil and natural gas production and natural gas prices.

Revenue from oil royalties amounted to $621,377 in 2012, a decrease from the $820,903 realized in 2011. The average price realized per bbl of oil increased to $110.21 from the $102.05 realized in 2011. In 2012, oil production decreased to 5,638 bbls from the 8,044 bbls produced in 2011.

Revenue from natural gas royalties amounted to $348,100 in 2012, a decrease from the $514,181 realized in 2011. In 2012, the average price per mcf of natural gas decreased to $3.75 from the $5.04 realized in 2011, while natural gas production decreased to 92,888 mcf from the 102,023 mcf produced in 2011. Royalties received from West Cameron Block 165 Field were down 8% in 2012 as compared to those royalties received in 2011. Royalties also decreased due to the cessation of production from the West Cameron Block 225 lease in July 2012 and the Galveston Area Block 303 lease in November 2011.

General and administrative expenses were $182,217 in 2012, a decrease from $211,053 for 2011. This decrease is primarily due to a decrease in professional fees and expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010. The following table and related discussion and analysis shows the royalty income, the net production quantities sold and the average net prices received for oil and natural gas during 2011 and 2010 and the percentage change from 2010 to 2011:

	For Year Ended December 31,
	2011	2010	% Change
Income:
Oil royalties	$820,903	$671,882	22%
Natural gas royalties	514,181	1,526,899	(66)%

	$1,335,084	$2,198,781	(39)%
Net production quantities:
Oil (bbls)	8,044	8,650	(7)%
Natural gas (mcf)	102,023	268,723	(62)%
Average net prices received:
Oil (per bbl)(1)	$102.05	$77.67	31%
Natural gas (per mcf)(1)	$5.04	$5.68	(11)%

(1)	These amounts are net of transportation costs from offshore leases to onshore receiving points.

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

Capital Resources and Liquidity. The Trust’s Indenture (and the charter and by-laws of Tidelands Corporation) expressly prohibits the operation of any kind of trade or business. Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute all cash in the Trust excluding cash retained by its subsidiary, less an amount reserved for the payment of accrued liabilities and estimate future expenses.

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

Forward-Looking Statements. Certain statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Tidelands uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware or of which we currently do not believe are material occur, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

As previously discussed in the Company’s Current Report on Form 8-K filed on April 21, 2011, Tidelands approved the engagement of Weaver and Tidwell, L.L.P. as its independent registered public accounting firm effective April 15, 2011. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation, the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2012. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act during 2012.

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

Name of Individual or Entity	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2012	$21,125
	2011	$21,125
	2010	$20,580

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who own beneficially more than 5% of its outstanding units of beneficial interest:

Title of Class	Name and Address of Beneficial Owner	Amount Beneficially Owned as of March 25, 2013	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366	32.6%

The Trustee does not beneficially own any units of beneficial interest. The Trust has not repurchased any units during the fourth quarter of 2012. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2012	$39,200
	2011	$49,000
	2010	$54,450

Item 14.	Principal Accountant Fees and Services

Audit fees for services performed by KPMG LLP, Tidelands’ former independent registered public accounting firm, for review of consolidated financial statements included in Tidelands’ Form 10-Q for the quarter ended March 31, 2011 were $9,600; there were no audit-related fees, tax fees or other fees for these periods.

On April 15, 2011, Tidelands engaged Weaver and Tidwell, L.L.P. to serve as its independent registered public accounting firm. Audit fees for services performed by Weaver and Tidwell, L.L.P. for review of the financial statements included in Tidelands’ Forms 10-Q for the quarters ended June 30, 2011 and September 30, 2011 were $14,000; there were no audit-related fees, tax fees or other fees for these periods. The audit fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal year ended December 31, 2011 were $29,000; there were no audit-related fees, tax fees or other fees for the fiscal year ended December 31, 2011.

The audit fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal year ended December 31, 2012 were $50,000; there were no audit-related fees, tax fees or other fees for the fiscal year ended December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of

Tidelands Royalty Trust “B” and Subsidiary

We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2012 and 2011, and the related consolidated statements of distributable income and changes in trust corpus for the years then ended. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary as of December 31, 2012 and 2011, and its distributable income and changes in trust corpus for the years ended December 31, 2012 and 2011 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units

Tidelands Royalty Trust “B”:

We have audited the accompanying consolidated statements of distributable income and changes in trust corpus of Tidelands Royalty Trust “B” (the Trust) for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, its distributable income and changes in trust corpus of Tidelands Royalty Trust “B” for the year ended December 31, 2010 in conformity with the modified cash basis of accounting described in note 2.

/s/ KPMG LLP

Dallas, Texas

March 28, 2011

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

Assets

	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$874,478	$950,422
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	12,734

Total assets	$874,480	$963,158

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	174,703	280,198

Total current liabilities	$174,703	$280,198

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	699,777	682,960

	$874,480	$963,158

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2012	2011	2010
Income:
Oil and natural gas royalties	$969,477	$1,335,084	$2,198,781
Interest income	17	—	—

Total income	$969,494	$1,335,084	$2,198,781
Expenses:
General and administrative expenses	$182,217	$211,053	$209,540

Distributable income before Federal income taxes	787,277	1,124,031	1,989,241
Federal income taxes (refund) of subsidiary	(6,319)	—	3,200

Distributable income	$793,596	$1,124,031	$1,986,041

Distributable income per unit	$0.57	$0.81	$1.43

Distributions per unit	$0.56	$0.90	$1.53

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2012	2011	2010
Trust corpus, beginning of period	$682,960	$805,033	$937,904
Distributable income	793,596	1,124,031	1,986,041
Distributions to unitholders	(776,779)	(1,246,104)	(2,118,912)

Trust corpus, end of period	$699,777	$682,960	$805,033

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended December 31, 2012, 2011 and 2010, Tidelands Corporation paid $39,200, $49,000 and $54,450, respectively, to Marine Petroleum Corporation as reimbursement for such fees and expenses. At December 31, 2012 and 2011, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.

(b)	Unitholder Voting Matters

On March 27, 2001, the unitholders of record at the close of business on February 16, 2001, approved an amendment to the Indenture to extend the term of the Trust to April 30, 2021.

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

Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2012 and 2011. Tidelands Corporation uses the cash method of reporting for Federal income taxes. The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2012, the Trust’s tax years 2008 to 2011 remain subject to examination.

The Federal income taxes refundable which arose during the prior year are as a result of payments previously made in excess of the estimated taxes payable which were received in the current year.

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

Tidelands had cash equivalents of $874,478 and $950,422 at December 31, 2012 and 2011, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.

(g)	Use of Estimates

The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual amounts may differ from such estimates.

(h)	Distributable Income per Unit

Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period.

(i)	Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2012	2011	2010
Black Elk Energy Offshore Operations, LLC	63%	55%	—
Apache Corporation	37%	29%	10%
W&T Offshore, Inc.	—	9%	7%
JX Nippon Oil & Gas Exploration Corp. (NOEX)	—	6%	34%
Breton Engineering LLC	—	1%	3%
Devon Energy Production Company LP	—	—	44%
Barron Petroleum Company	—	—	2%

	100%	100%	100%

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

(3) TEXAS FRANCHISE TAX

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended, to implement a franchise tax. Under the legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

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

If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust believes that it was a passive entity in 2012.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust without unreasonable effort or expense. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net production quantities:
Oil (bbls)	5,638	8,044	8,650
Natural gas (mcf)	92,888	102,023	268,723

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2012 and 2011 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income	Distributable Income Per Unit
Quarter ended:
March 31, 2011	$416,313	$350,648	$0.25
June 30, 2011	272,041	198,003	0.14
September 30, 2011	360,559	323,284	0.23
December 31, 2011	286,171	252,096	0.19

	$1,335,084	$1,124,031	$0.81

Quarter ended:
March 31, 2012	$199,013	$146,337	$0.11
June 30, 2012	304,424	261,536	0.19
September 30, 2012	199,574	153,650	0.11
December 31, 2012	266,466	232,073	0.16

	$969,477	$793,596	$0.57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 28, 2013	(Registrant)

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

NAME	CAPACITIES	DATE
U.S. Trust, Bank of America Private Wealth Management	Corporate Trustee	March 28, 2013

By:	/s/ Ron E. Hooper
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

*Filed herewith.