Form 10-Q
period 2013-03-31
TIDELANDS ROYALTY TRUST B
filed 2013-05-10
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 8, 2013, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2013 and December 31, 2012

ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$884,882	$874,478
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	—

Total assets	$884,884	$874,480

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$193,060	$174,703

Total current liabilities	$193,060	$174,703

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$691,824	$699,777

	$884,884	$874,480

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Income:
Oil and natural gas royalties	$211,675	$199,013
Interest income	5	—

Total income	$211,680	$199,013

Expenses:
General and administrative	$26,198	$52,676

Distributable income before Federal income taxes	185,482	146,337
Federal income taxes of subsidiary (refundable)	—	—

Distributable income	$185,482	$146,337

Distributable income per unit	$0.13	$0.11

Distributions per unit	$0.14	$0.11

Units outstanding	1,386,375	1,386,375

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Trust corpus, beginning of period	$699,777	$682,960
Distributable income	185,482	146,337
Distributions to unitholders	(193,435)	(156,261)

Trust corpus, end of period	$691,824	$673,036

See accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2. Basis of Accounting

The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method:

•	Royalty income is recognized in the month when received by Tidelands.

•

Tidelands’ expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

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

This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts (“SAB 12:E”).

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

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases owned by Tidelands Corporation, which are retained by and delivered to the Trust on a quarterly basis, and (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities.

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

The Trust’s wholly-owned subsidiary, Tidelands Corporation, holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. Tidelands Corporation is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will provide the required information and the contact information for the Trustee:

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult its own tax advisor for compliance with U.S. federal income tax laws and regulations.

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas has a franchise or “margin” tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual

Report on Form 10-K for the year ended December 31, 2012 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 6, 2013, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 6, 2013, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are ten oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest that are listed as active on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 16 years. Information on each of the ten wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
West Cameron Block 225	D001	Gas	June 2008
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	002	Gas	November 2009
West Cameron Block 291	003	Gas	July 2012

There was no change in the number of active wells from March 31, 2012 to March 31, 2013.

Critical Accounting Policies and Estimates

In accordance with the SAB 12:E, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2013. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Tidelands’ financial statements.

General

Tidelands’ royalty income is derived from the oil and natural gas production activities of third parties. Tidelands’ royalty income fluctuates from period to period based upon factors beyond Tidelands’ control, including, without limitation, the number of productive wells drilled and maintained on leases that are subject to Tidelands’ interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.

Important aspects of Tidelands’ operations are conducted by third parties. Tidelands’ royalty income is dependent on the operations of the working interest owners of the leases on which Tidelands has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Tidelands’ interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Tidelands. The only obligation of the working interest owners to Tidelands is to make monthly overriding royalty payments that reflect Tidelands’ interest in the oil and natural gas sold. Tidelands’ distributions are processed and paid by its transfer agent, American Stock Transfer & Trust Company, LLC.

The volume of oil and natural gas produced and the selling prices of oil and natural gas production are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Tidelands has no input from the operators regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases in which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the three months ended March 31, 2013, Tidelands realized approximately 75% of its royalty income from the sale of oil and approximately 25% of its royalty income from the sale of natural gas. During the three months ended March 31, 2012, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2013 increased to $0.13 from $0.11 for the comparable period in 2012. Distributions per unit amounted to $0.14 for the three months ended March 31, 2013, up from $0.11 for the comparable period in 2012. During the three months ended March 31, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the three months ended March 31, 2013, oil production increased by 417 barrels (bbls) and natural gas production decreased by 2,910 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the three months ended March 31, 2013, the average price realized for oil decreased $9.15 per bbl from the average price realized for the comparable period in 2012, and the average price realized for natural gas decreased $0.69 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
December 31, 2011	1,641	19,928	$0.19	$0.20
March 31, 2012	1,056	16,034	$0.11	$0.11
June 30, 2012	1,998	18,976	$0.19	$0.15
September 30, 2012	1,145	25,884	$0.11	$0.17
December 31, 2012	1,439	31,994	$0.16	$0.13
March 31, 2013	1,473	13,124	$0.13	$0.14

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Income from oil and natural gas royalties increased $12,662 to $211,675 during the three months ended March 31, 2013 from $199,013 realized for the comparable period in 2012. The increase was primarily due to an increase in the production of oil.

Distributable income increased to $185,482 for the three months ended March 31, 2013 from $146,337 realized for the comparable period in 2012.

Income from oil royalties increased to $159,338 for the three months ended March 31, 2013 from $123,895 realized for the comparable period in 2012, primarily due to an increase in the production of oil. The volume of oil sold in the three months ended March 31, 2013 increased by 417 bbls to 1,473 bbls from 1,056 bbls realized for the comparable period in 2012, and the average price realized for oil decreased $9.15 per bbl to $108.17 per bbl for the three months ended March 31, 2013 from $117.32 per bbl realized for the comparable period in 2012.

Income from natural gas royalties decreased to $52,337 for the three months ended March 31, 2013 from $75,118 realized for the comparable period in 2012. The volume of natural gas sold in the three months ended March 31, 2013 decreased by 2,910 mcf to 13,124 mcf from 16,034 mcf realized for the comparable period in 2012, and the average price realized for natural gas decreased $0.69 per mcf to $3.99 per mcf from $4.68 per mcf realized for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,473	1,056	39%
Average price	$108.17	$117.32	(8)%
Natural gas
Mcf sold	13,124	16,034	(18)%
Average price	$3.99	$4.68	(15)%

General and administrative expenses decreased to $26,198 for the three months ended March 31, 2013 from $52,676 for the comparable period in 2012 primarily due to decreased professional fees and expenses paid in the quarter.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

Website

Tidelands makes available, free of charge, Tidelands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports at its website at www.tirtz-tidelandsroyaltytrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee

May 10, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper Senior Vice President