Form 10-Q
period 2013-06-30
TIDELANDS ROYALTY TRUST B
filed 2013-08-12
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$670,621	$874,478
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	—

Total assets	$670,623	$874,480

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$108,039	$174,703

Total current liabilities	$108,039	$174,703

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$562,584	$699,777

	$670,623	$874,480

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income:
Oil and natural gas royalties	$79,659	$304,417	$291,334	$503,430
Interest income	4	7	9	7

Total income	$79,663	$304,424	$291,343	$503,437
Expenses:
General and administrative	$100,488	$49,607	$126,686	$102,283

Distributable income (loss) before Federal income taxes	(20,825)	254,817	164,657	401,154
Federal income taxes of subsidiary (refundable)	—	6,719	—	6,719

Distributable income (loss)	$(20,825)	$261,536	$164,657	$407,873

Distributable (loss) income per unit	$(0.02)	$0.19	$0.12	$0.29

Distributions per unit	$0.22	$0.15	$0.22	$0.27

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Trust corpus, beginning of period	$699,777	$682,960
Distributable income	164,657	407,873
Distributions to unitholders	(301,850)	(370,023)

Trust corpus, end of period	$562,584	$720,810

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements included herein are unaudited, but in the opinion of the Trustee (as defined herein) of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2. Basis of Accounting

The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present Tideland’s financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method the financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month when received by Tidelands rather than in the month of production.

•

Tidelands’ expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts (“SAB 12:E”).

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

The Trust is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases formerly owned by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the rights to interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.

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

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute the distributable income that is actually collected to unitholders. As an administrator of oil and natural gas royalty interests, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

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

The Leases

As of August 6, 2013, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 6, 2013, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are eight active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 16 years. Information on each of the eight wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	003	Gas	July 2012

There was a decrease of two active wells from June 30, 2012 to June 30, 2013.

Critical Accounting Policies and Estimates

In accordance with the SAB 12:E, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended June 30, 2013. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of its critical accounting policies.

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

The volume of oil and natural gas produced and the selling prices of oil and natural gas production are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The operators do not provide Tidelands with information regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases for which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the six months ended June 30, 2013, Tidelands realized approximately 63% of its royalty income from the sale of oil and approximately 37% of its royalty income from the sale of natural gas. During the six months ended June 30, 2012, Tidelands realized approximately 70% of its royalty income from the sale of oil and approximately 30% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended June 30, 2013 decreased to $0.12 from $0.29 for the comparable period in 2012. Distributions per unit amounted to $0.22 for the six months ended June 30, 2013, down from $0.27 for the comparable period in 2012. During the six months ended June 30, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the six months ended June 30, 2013, oil production decreased by 1,367 barrels (bbls) and natural gas production decreased by 6,652 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the six months ended June 30, 2013, the average price realized for oil decreased $6.56 per bbl from the average price realized for the comparable period in 2012, and the average price realized for natural gas decreased $0.52 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2012	1,056	16,034	$0.11	$0.11
June 30, 2012	1,998	18,976	$0.19	$0.15
September 30, 2012	1,145	25,884	$0.11	$0.17
December 31, 2012	1,439	31,994	$0.16	$0.13
March 31, 2013	1,473	13,124	$0.13	$0.14
June 30, 2013	214	15,234	($0.02)	$0.22

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Income from oil and natural gas royalties decreased $224,758 to $79,659 during the three months ended June 30, 2013 from $304,417 realized for the comparable period in 2012. The decrease was primarily due to a decrease in the production of oil. Three of the four wells on Sabine Pass Block 13 have been essentially shut-in since January 2013, with small amounts of production on one of these wells. Approximately 80% of oil production for the six months ended June 30, 2012 was from the wells on Sabine Pass Block 13. Black Elk Energy Offshore Operations, LLC, the working interest owner of Sabine Pass Block 13, performed a workover operation in May 2013 on the fourth well, Well A005, and recompleted it in a different zone. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from Black Elk Energy Offshore Operations, LLC regarding the shut-in status of the wells.

Distributable income (loss) decreased to a loss of $20,825 for the three months ended June 30, 2013 compared to income of $261,536 for the comparable period in 2012.

Income from oil royalties decreased to $23,956 for the three months ended June 30, 2013 from $227,958 realized for the comparable period in 2012, primarily due to a decrease in the production of oil. The volume of oil sold in the three months ended June 30, 2013 decreased by 1,784 bbls to 214 bbls from 1,998 bbls realized for the comparable period in 2012, and the average price realized for oil decreased $2.15 per bbl to $111.94 per bbl for the three months ended June 30, 2013 from $114.09 per bbl realized for the comparable period in 2012.

Income from natural gas royalties decreased to $55,703 for the three months ended June 30, 2013 from $76,459 realized for the comparable period in 2012. The volume of natural gas sold in the three months ended June 30, 2013 decreased by 3,742 mcf to 15,234 mcf from 18,976 mcf realized for the comparable period in 2012, and the average price realized for natural gas decreased $0.37 per mcf to $3.66 per mcf from $4.03 per mcf realized for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	214	1,998	(89)%
Average price	$111.94	$114.09	(2)%
Natural gas
Mcf sold	15,234	18,976	(20)%
Average price	$3.66	$4.03	(9)%

General and administrative expenses increased to $100,488 for the three months ended June 30, 2013 from $49,607 for the comparable period in 2012 primarily due to increased professional fees and expenses paid in the quarter.

Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Income from oil and natural gas royalties decreased $212,096 to $291,334 during the six months ended June 30, 2013 from $503,430 realized for the comparable period in 2012. The decrease was primarily due to a decrease in the production of oil.

Distributable income decreased to $164,657 for the six months ended June 30, 2013 from $407,873 realized for the comparable period in 2012.

Income from oil royalties decreased to $183,295 for the six months ended June 30, 2013 from $351,853 realized for the comparable period in 2012, primarily due to a decrease in the production of oil. The volume of oil sold in the six months ended June 30, 2013 decreased by 1,367 bbls to 1,687 bbls from 3,054 bbls realized for the comparable period in 2012, and the average price realized for oil decreased $6.56 per bbl to $108.65 per bbl for the six months ended June 30, 2013 from $115.21 per bbl realized for the comparable period in 2012.

Income from natural gas royalties decreased to $108,039 for the six months ended June 30, 2013 from $151,577 realized for the comparable period in 2012 due to a decrease in the price and production of natural gas. The volume of natural gas sold in the six months ended June 30, 2013 decreased by 6,652 mcf to 28,358 mcf from 35,010 mcf realized for the comparable period in 2012, and the average price realized for natural gas decreased $0.52 per mcf to $3.81 per mcf from $4.33 per mcf realized for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,687	3,054	(45)%
Average price	$108.65	$115.21	(6)%
Natural gas
Mcf sold	28,358	35,010	(19)%
Average price	$3.81	$4.33	(12)%

General and administrative expenses increased to $126,686 for the six months ended June 30, 2013 from $102,283 for the comparable period in 2012 primarily due to increased professional fees and expenses paid in the quarter.

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

As of June 30, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee

August 12, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President