Form 10-Q
period 2013-09-30
TIDELANDS ROYALTY TRUST B
filed 2013-11-12
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$676,379	$874,478
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	—

Total assets	$676,381	$874,480

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$117,143	$174,703

Total current liabilities	$117,143	$174,703

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$559,238	$699,777

	$676,381	$874,480

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income:
Oil and natural gas royalties	$149,563	$199,574	$440,897	$703,004
Interest income	3	5	12	12

Total income	$149,566	$199,579	$440,909	$703,016
Expenses:
General and administrative	$35,393	$45,929	$162,079	$148,212

Distributable income before Federal income taxes	114,173	153,650	278,830	554,804
Federal income taxes of subsidiary (refundable)	—	—	—	(6,719)

Distributable income	$114,173	$153,650	$278,830	$561,523

Distributable income per unit	$0.08	$0.11	$0.20	$0.41

Distributions per unit	$0.08	$0.17	$0.30	$0.43

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Trust corpus, beginning of period	$699,777	$682,960
Distributable income	278,830	561,523
Distributions to unitholders	(419,369)	(601,701)

Trust corpus, end of period	$559,238	$642,782

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on

Form 10-K for the year ended December 31, 2012 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of November 1, 2013, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 1, 2013, three of Tidelands’ assigned leases contained active wells. As of October 1, the wells on West Cameron Block 225 were shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are nine active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 17 years. Information on each of the nine wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A003	Gas	March 1996
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	B001A	Oil	May 1997
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	003	Gas	July 2012

There was a decrease of one active well from September 30, 2012 to September 30, 2013.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2013. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended September 30, 2013, Tidelands realized approximately 58% of its royalty income from the sale of oil and approximately 42% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2012, Tidelands realized approximately 67% of its royalty income from the sale of oil and approximately 33% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended September 30, 2013 decreased to $0.20 from $0.41 for the comparable period in 2012. Distributions per unit amounted to $0.30 for the nine months ended September 30, 2013, down from $0.43 for the comparable period in 2012. During the nine months ended September 30, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the nine months ended September 30, 2013, oil production decreased by 1,834 barrels (bbls) and natural gas production decreased by 14,715 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the nine months ended September 30, 2013, the average price realized for oil decreased $4.37 per bbl from the average price realized for the comparable period in 2012, and the average price realized for natural gas increased $0.21 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
June 30, 2012	1,998	18,976	$0.19	$0.15
September 30, 2012	1,145	25,884	$0.11	$0.17
December 31, 2012	1,439	31,994	$0.16	$0.13
March 31, 2013	1,473	13,124	$0.13	$0.14
June 30, 2013	214	15,234	$(0.02)	$0.08
September 30, 2013	678	17,811	$0.08	$0.08

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Income from oil and natural gas royalties decreased $50,011 to $149,563 during the three months ended September 30, 2013 from $199,574 realized for the comparable period in 2012. The decrease was primarily due to a decrease in the production of oil and natural gas. Three of the four wells on Sabine Pass Block 13 have been essentially shut-in since January 2013, with small amounts of production on one of these wells. Approximately 80% of oil production for the six months ended June 30, 2012 was from the wells on Sabine Pass Block 13. Black Elk Energy Offshore Operations, LLC, the working interest owner of Sabine Pass Block 13, performed a workover operation in May 2013 on the fourth well, Well A005, and recompleted it in a different zone. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from Black Elk Energy Offshore Operations, LLC regarding the shut-in status of the wells.

Distributable income decreased to $114,173 for the three months ended September 30, 2013 compared to $153,650 for the comparable period in 2012.

Income from oil royalties decreased to $71,326 for the three months ended September 30, 2013 from $118,549 realized for the comparable period in 2012, primarily due to a decrease in the production of oil. The volume of oil sold in the three months ended September 30, 2013 decreased by 467 bbls to 678 bbls from 1,145 bbls realized for the comparable period in 2012, and the average price realized for oil increased $1.66 per bbl to $105.20 per bbl for the three months ended September 30, 2013 from $103.54 per bbl realized for the comparable period in 2012.

Income from natural gas royalties decreased to $78,237 for the three months ended September 30, 2013 from $81,025 realized for the comparable period in 2012. The volume of natural gas sold in the three months ended September 30, 2013 decreased by 8,073 mcf to 17,811 mcf from 25,884 mcf realized for the comparable period in 2012, and the average price realized for natural gas increased $1.26 per mcf to $4.39 per mcf from $3.13 per mcf realized for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	678	1,145	(41%)
Average price	$105.20	$103.54	2%
Natural gas
Mcf sold	17,811	25,884	(31%)
Average price	$4.39	$3.13	40%

General and administrative expenses decreased to $35,393 for the three months ended September 30, 2013 from $45,929 for the comparable period in 2012 primarily due to decreased professional fees and expenses paid in the quarter.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Income from oil and natural gas royalties decreased $262,107 to $440,897 during the nine months ended September 30, 2013 from $703,004 realized for the comparable period in 2012. The decrease was primarily due to a decrease in the production of oil and natural gas.

Distributable income decreased to $278,830 for the nine months ended September 30, 2013 from $561,523 realized for the comparable period in 2012.

Income from oil royalties decreased to $254,616 for the nine months ended September 30, 2013 from $470,402 realized for the comparable period in 2012, primarily due to a decrease in the production of oil. The volume of oil sold in the nine months ended September 30, 2013 decreased by 1,834 bbls to 2,365 bbls from 4,199 bbls realized for the comparable period in 2012, and the average price realized for oil decreased $4.37 per bbl to $107.66 per bbl for the nine months ended September 30, 2013 from $112.03 per bbl realized for the comparable period in 2012.

Income from natural gas royalties decreased to $186,281 for the nine months ended September 30, 2013 from $232,602 realized for the comparable period in 2012 due to a decrease in the production of natural gas. The volume of natural gas sold in the nine months ended September 30, 2013 decreased by 14,715 mcf to 46,169 mcf from 60,884 mcf realized for the comparable period in 2012, and the average price realized for natural gas increased $0.21 per mcf to $4.03 per mcf from $3.82 per mcf realized for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	% Change
	(Unaudited)	(Unaudited)
Oil
Bbls sold	2,365	4,199	(44%)
Average price	$107.66	$112.03	(4%)
Natural gas
Mcf sold	46,169	60,884	(24%)
Average price	$4.03	$3.82	5%

General and administrative expenses increased to $162,079 for the nine months ended September 30, 2013 from $148,212 for the comparable period in 2012 primarily due to increased professional fees and expenses paid in the quarter.

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

As of September 30, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee

November 12, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President