Form 10-K
period 2013-12-31
TIDELANDS ROYALTY TRUST B
filed 2014-03-28
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the units of beneficial interest held by non-affiliates of the registrant at June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,436,542. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

The number of units of beneficial interest outstanding as of March 11, 2014 was 1,386,375 units.

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

The 1951 Contract. The 1951 Contract identifies 60 specific tracts (the “Tracts”) in the Gulf of Mexico. The Tracts are not all the same size and collectively contain approximately 1,370,000 acres. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the “Acquisition Expiration Date”), if Chevron or its assignees had acquired a lease or leases on one of the Tracts, and if oil or natural gas were produced and sold from any such Tract, then Chevron or its assignees had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 was paid to Tidelands under the lease. The $1,500,000 production payment was paid on five leases. Thereafter, Tidelands’ interest in such Tracts converted to an overriding royalty as described below. As described below, five of the Tracts had leases and rights to the other 55 Tracts expired at the Acquisition Expiration Date. One of the five leases (on Galveston Area Block 303) terminated in 2012 due to lack of production from the wells on the lease.

As of March 1, 2014, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas (collectively, the “Royalty Area”). As of March 1, 2014, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four current leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on four of the leases Chevron or its assignees acquired prior to the Acquisition Expiration Date, so long as such leases are active properties. The four leases in which Tidelands had an overriding royalty interest during 2013 are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2013 Royalties	Operator(s)	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	$317,164	Black Elk Energy Offshore Operations, LLC	Black Elk Energy Offshore Operations, LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	$339,486	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	—	Eni US Operating Co., Inc.; Breton Engineering LLC	Eni Petroleum US LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$5,385	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
Other					$954
Total			17,188		$662,989

In 2013, royalty income from the sale of oil represented 67% of Tidelands’ total royalty income and royalty income from the sale of natural gas represented 33% of Tidelands’ total royalty income. The production payments and royalty income received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2013	2012	2011
Apache Corporation	52%	37%	29%
Black Elk Energy Offshore Operations, LLC	48%	63%	55%
W&T Offshore, Inc. (1)	—	—	9%
JX Nippon Oil & Gas Exploration Corp. (NOEX)	—	—	6%
Breton Engineering LLC (2)	—	—	1%

	100%	100%	100%

(1)	W&T Offshore, Inc. has paid royalties for its 75.00% working interest on Galveston Block 303. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own the remaining 25.00% of the working interest, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. As of May 30, 2012, the lease on Galveston Block 303 was terminated. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. The Trustee intends to pursue collection of the past due royalties.

(2)	Breton Engineering LLC is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. A suspension of production was granted through February 2013. Tidelands has not received further updates regarding production on West Cameron Block 225.

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

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult its own tax advisor for tax reporting matters.

Item 1A. Risk Factors

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with the Trust and an investment in units of the Trust.

Tidelands is unable to acquire royalty interests in any more leases.

Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, Tidelands is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Tidelands will continue to be entitled to receive payments on four of the leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as the leases exist and such leases contain active wells. Once the leases terminate or expire, any overriding royalties payable to Tidelands terminate and Tidelands cannot acquire any additional or replacement royalty interests. For example, one of the original five leases acquired by Chevron or its assignees terminated in May 2012.

Royalty interests are depleting assets and may deplete faster than expected or in their entirety.

The net proceeds payable to Tidelands are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders that are attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are considered a return of capital will ultimately diminish the depletion tax benefits available to unitholders, which could reduce the market value of the units over time.

The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will likely affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Tidelands. Eventually, the properties in the Royalty Area will stop producing in commercial quantities and Tidelands’ leases in the Royalty Area will terminate or expire, and Tidelands will no longer receive any distributions of net proceeds or overriding royalty interest payments.

Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices will reduce royalty payments to Tidelands and distributions to its unitholders.

Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Tidelands’ distributable income, which could decrease the distributions to unitholders and the market price for the units. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:

•	political conditions worldwide, in particular political disruption, terrorist activities, war or other armed conflicts in oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect oil and natural gas product prices in the long term.

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

In addition, the public stock markets have traditionally experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of the units could be adversely affected.

The Trustee may not be able to resign or a new trustee may not be approved.

As discussed in” Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations -Recent Developments” below, the Trustee intends to resign as trustee of the Trust. The Trust cannot guarantee that the unitholders will consent to the replacement of the Trustee with Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), and there is no guarantee that Southwest Bank will become the new trustee. If Southwest Bank does not become the new trustee, there can be no assurance that the Trustee will remain the trustee or that a different trustee will not be approved at a later date.

Our units have been thinly traded and an active trading market for our units may not develop.

The trading volume of our units has historically been low, partially because our units are only traded on the OTCQB. In addition, our public float has been further limited because approximately 32.6% of our units were owned by Marine as of March 11, 2014. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Tidelands’ royalties are attributable to a limited number of working interest owners. During 2013, Apache Corporation accounted for approximately 52% of the royalty payments to Tidelands. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. Tidelands has encountered and may in the future encounter collection issues with one or more of the working interest owners at any time, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders. For example, since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest on Galveston Block 303, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making the payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012.

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

The Trustee, Tidelands and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties in the Royalty Area. The properties in the Royalty Area are owned by independent working interest owners. The working interest owners manage the underlying properties and handle the receipt and payment of funds relating to the Royalty Area and payments to Tidelands for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The failure of a working interest owner to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect on net proceeds payable to Tidelands. The Trustee, Tidelands and the Trust’s unitholders do not have the right to replace an operator.

Important reserve and other information with respect to the particular leases subject to Tidelands’ royalty interest is unreasonably difficult to obtain.

The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Tidelands does not have access to engineering data regarding these leaseholds and believes such information would have been compiled principally by or for the working interest owners of these leaseholds and such information is unreasonably difficult for Tidelands to obtain.

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

Unitholders have limited voting rights.

Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors that are elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

The limited liability of the unitholders is uncertain.

The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the State of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the Trust if (i) the satisfaction of such liabilities was not contractually limited to the assets of the Trust and (ii) the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.

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

The operators of the oil and natural gas leases are subject to extensive governmental regulation.

Oil and natural gas operators have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations and environmental protection regulations, including the regulation of hydraulic fracturing. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.

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

The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Tidelands differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production, expenses are recorded in the month paid rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

If Tidelands becomes subject to the Texas franchise tax, the Trustee may have to withhold amounts from future distributions to pay the tax liability.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for 2013 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas state franchise tax liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

General. Tidelands is not engaged in oil and natural gas exploration or production operations and its only industry segment or purpose is the administration and collection of royalties. Tidelands income is based upon the oil and natural gas operations of third parties. Tidelands’ income is derived from contracts that provide for payments in the nature of overriding royalties made to Tidelands based on oil and natural gas sales from certain leases in the Gulf of Mexico. Tidelands does not own or directly lease any physical properties.

Reserves. As indicated above, Tidelands is not engaged in the exploration or production of oil or natural gas, and its income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico pursuant to the 1951 Contract. Tidelands does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Tidelands’ interests are derived. See also “—Difficulty in Obtaining Certain Data.”

Since Tidelands does not have access to this reserve information, Tidelands is unable to compute the standardized measure of discounted future net cash flows attributable to such working interests.

Tidelands did not file any reports during the year ended December 31, 2013 with any U.S. Federal authority or agency with respect to oil and natural gas reserves. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the weighted average sales price per bbl of oil and mcf of natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2013	2012	2011
Net quantities sold:
Oil (bbls)	3,577	5,638	8,044
Natural gas (mcf)	68,935	92,888	102,023
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$107.71	$110.21	$102.05
Natural gas (per mcf) (1)	$4.03	$3.75	$5.04

(1)	The weighted average sales price is calculated from data provided by the operators of the oil and natural gas leases for which Tidelands has an overriding royalty interest.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Tidelands. For more recent information regarding average oil and natural gas sales prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interests in Properties. Tidelands’ properties consist of overriding royalty interests in four oil and natural gas leases covering 17,188 gross acres located in the Gulf of Mexico in the Sabine Pass and West Cameron areas. See also “—Present Activities.”

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2013 is set forth in the table below:

Gross Productive Wells:
Oil	3
Natural Gas	4

Total Wells	7

Gross Leased Acres:
Productive	17,188
Non-Productive	—

Total Leased Acres	17,188

Information regarding net wells or acres is not included since Tidelands does not own any working interests in oil and natural gas leases.

Present Activities. Tidelands currently receives royalties from oil and natural gas sold from four leases in the Royalty Area.

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

Sabine Pass Block 13: The records of the BOEM show that there were four active wells in this field during the year ended December 31, 2013. Three of the wells are oil wells and one of the wells is a natural gas well. There were no drilling or work over operations on the lease in 2013.

West Cameron Blocks 165 and 291: These two blocks are in the West Cameron Block 165 field. This field has two leases covering a total of 10,000 gross acres. The field has three active natural gas wells and no active oil wells.

West Cameron Block 225: Production had ceased on West Cameron Block 225 in July 2012, but the wells went back on stream in September 2013. Delivery quantities are subject to the production from the wells and seasonal demand.

Difficulty in Obtaining Certain Data. Tidelands’ only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to the 1951 Contract. The leasehold working interests that are subject to the rights held by Tidelands were owned in whole or in part by Chevron and have been assigned to other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Tidelands’ interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Tidelands does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds and that such information is unreasonably difficult for Tidelands to obtain. As a result, the Trustee believes that unreasonable effort and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 11, 2014, 1,386,375 units were held by 235 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2013.

The units of beneficial interest in the Trust trade on the OTCQB and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2013 and 2012 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2012
First quarter	$8.10	$6.20	$0.11
Second quarter	6.65	4.70	0.15
Third quarter	5.85	3.80	0.17
Fourth quarter	6.75	4.64	0.13
2013
First quarter	$5.30	$4.55	$0.14
Second quarter	5.25	4.67	0.08
Third quarter	5.00	4.42	0.08
Fourth quarter	4.65	2.80	0.11

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $11,500 for the distribution paid to holders of record on December 31, 2013. Such distributions have been made since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2013.

While Tidelands’ Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2013 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Per Unit Amounts)
Consolidated Statement of Distributable Income Selected Data:
Income – Oil and natural gas royalties	$663	$969	$1,335	$2,199	$3,133
Expense – General and administrative expenses	$189	$182	$211	$210	$289
Expense – Federal income taxes (refund) of subsidiary	$—	$(7)	$—	$3	$13
Distributable income	$474	$794	$1,124	$1,986	$2,831
Distributable income per unit	$0.34	$0.57	$0.81	$1.43	$2.04

Distributions to unitholders	$573	$777	$1,246	$2,119	$3,127
Distributions per unit	$0.41	$0.56	$0.90	$1.53	$2.26

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$754	$874	$963	$1,312	$1,532
Trust corpus	$601	$700	$683	$805	$938

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

Recent Developments. As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, the Trustee will be resigning as trustee of the Trust, subject to the conditions set forth below. The Trustee intends to nominate Southwest Bank as successor trustee to be approved by the unitholders of the Trust in accordance with the Indenture.

The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of the following:

•	The appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee).

•

The appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which the Trustee currently serves as agent.

•	The accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank.

•	No governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above.

The effective date of the Trustee’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived by the Trustee as of such date. If the conditions described above have not been satisfied or waived by the Trustee as of such date, the resignation shall be effective August 29, 2014, assuming all of the conditions described above have been satisfied or waived by the Trustee as of such date. If the resignation is not effective as of such later effective date, the Trustee will notify unitholders of the new effective date.

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

Tidelands’ income consists primarily of oil and natural gas royalties and is based on the value at the well of Tidelands’ percentage interest in oil and natural gas sold without reduction for any of the production expenses. Value at the well for oil means the purchasers’ selling price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. Value at the well for natural gas means the selling price less the cost of compression, dehydration and transportation from the lease to the delivery point of the pipeline transporting the product to market. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

Summary Review. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2014 will be based upon royalty receipts received in December 2013 and January and February 2014, from natural gas production in September, October and November 2013 and oil production in October, November and December 2013. The distribution to be paid in July 2014 will be based on natural gas production in December 2013 and oil and natural gas production in January, February and March 2014.

Tidelands’ distributable income in 2013 was $473,760 or $0.34 per unit as compared to $793,596 or $0.57 per unit in 2012 and $1,124,031 or $0.81 per unit in 2011.

Oil and natural gas prices fluctuated during 2013 and 2012, with the average oil and natural gas prices realized in 2013 generally below the prices realized in 2012. Recently, average prices for oil and natural gas have increased from the average prices realized in 2013. For example, in February 2014, the average price quoted for oil delivered onshore in Louisiana had increased to $102.59 per barrel from $102.30 per barrel in September 2013. In February 2014, natural gas prices realized by Tidelands were up to $4.70 per mcf from $3.50 per mcf in September 2013.

Year Ended December 31, 2013 Compared to Years Ended December 31, 2012 and 2011. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2013, 2012 and 2011.

	For Year Ended December 31,
	2013	2012	2011
Income:
Oil royalties	$385,279	$621,377	$820,903
Natural gas royalties	277,710	348,100	514,181

	$662,989	$969,477	$1,335,084
Net production quantities:
Oil (bbls)	3,577	5,638	8044
Natural gas (mcf)	68,935	92,888	102,023
Average net prices received:
Oil (per bbl)(1)	$107.71	$110.21	$102.05
Natural gas (per mcf)(1)	$4.03	$3.75	$5.04

(1)	These amounts are net of the transportation costs from offshore leases to onshore receiving points.

Revenue from oil royalties amounted to $ 385,279 in 2013, a decrease from the $621,377 realized in 2012. The average price realized per bbl of oil decreased to $107.71 in 2013 from the $110.21 realized in 2012. In 2013, oil production decreased to 3,577 bbls from the 5,638 bbls produced in 2012.

Revenue from oil royalties amounted to $621,377 in 2012, a decrease from the $820,903 realized in 2011. The average price realized per bbl of oil increased to $110.21 in 2012 from the $102.05 realized in 2011. In 2012, oil production decreased to 5,638 bbls from the 8,044 bbls produced in 2011.

Revenue from natural gas royalties amounted to $277,710 in 2013, a decrease from the $348,100 realized in 2012. In 2013, the average price per mcf of natural gas increased to $4.03 from the $3.75 realized in 2012, while natural gas production decreased to 68,935 mcf from the 92,888 mcf produced in 2012. Royalties received from Sabine Pass Block 13 were down 48% in 2013 as compared to those royalties received in 2012.

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

General and administrative expenses were $189,245 in 2013, an increase from $182,217 for 2012. This increase is primarily due to an increase in professional fees and expenses. General and administrative expenses were $182,217 in 2012, a decrease from $211,053 for 2011. This decrease was primarily due to a decrease in professional fees and expenses.

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

The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a non-taxable grantor trust for U.S. Federal income tax purposes. Accordingly, all of Tidelands’ income and deductions, should flow through to its unitholders on a proportionate basis. The Trust is not a taxable entity. Tidelands Corporation will owe state and U.S. Federal income taxes with respect to its income after deducting statutory depletion. Tidelands Corporation’s income specifically excludes 95% of oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.

The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. In addition, the Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the SEC.

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Tidelands’ future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tidelands uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Tidelands’ interests. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

Oil and natural gas royalties received by Tidelands Corporation prior to delivery of the 95% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not subject to interest rate risk. The corpus of Tidelands Corporation is held in either money market accounts or U.S. Treasury or agency securities that are held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are not considered subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in the following index, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, are presented on the following pages and are incorporated by reference herein.

See also “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning the financial statements of Tidelands. All schedules have been omitted because they are either not required, not applicable or the required information is included in the consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013 , the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation, under the “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2013. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during 2013.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2013	$21,125
	2012	$21,125
	2011	$21,125

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of March 11, 2014:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust P.O. Box 830650 Dallas, Texas 75283-0650	452,366 units	32.6%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of 2013. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to an arrangement with Marine Petroleum Corporation to share certain administrative expenses related to the use of office space, Tidelands Corporation paid the following amounts to Marine Petroleum Corporation during the past three years. The arrangement provides that administrative expenses are shared in the ratio of each of Marine Petroleum Corporation’s and Tidelands Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2013	$36,000
	2012	$39,200
	2011	$49,000

Item 14. Principal Accountant Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P., independent registered public accounting firm, for the years ended December 31, 2012 and 2013 were as follows:

	2013	2012
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

“Audit Fees” includes the audit of Tidelands’ annual consolidated financial statements, reviews of financial statements included in Tidelands’ quarterly reports on Form 10-Q and services that are normally provided by Weaver and Tidwell, L.L.P. in connection with its engagement for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or review of Tidelands’ interim financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of

Tidelands Royalty Trust “B” and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2013 and 2012, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2013. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary as of December 31, 2013 and 2012, and distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2013 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 28, 2014

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$753,790	$874,478
Producing oil and natural gas properties	2	2
Federal income taxes refundable	—	—

Total assets	$753,792	$874,480

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	152,989	174,703

Total current liabilities	$152,989	$174,703

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	600,803	699,777

	$753,792	$874,480

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Years ended December 31,

	2013	2012	2011
Income:
Oil and natural gas royalties	$662,989	$969,477	$1,335,084
Interest income	16	17	—

Total income	$663,005	$969,494	$1,335,084
Expenses:
General and administrative expenses	$189,245	$182,217	$211,053

Distributable income before Federal income taxes	473,760	787,277	1,124,031
Federal income taxes (refund) of subsidiary	—	(6,319)	—

Distributable income	$473,760	$793,596	$1,124,031

Distributable income per unit	$0.34	$0.57	$0.81

Distributions per unit	$0.41	$0.56	$0.90

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Years ended December 31,

	2013	2012	2011
Trust corpus, beginning of year	$699,777	$682,960	$805,033
Distributable income	473,760	793,596	1,124,031
Distributions to unitholders	(572,734)	(776,779)	(1,246,104)

Trust corpus, end of year	$600,803	$699,777	$682,960

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended December 31, 2013, 2012 and 2011, Tidelands Corporation paid $36,000, $39,200 and $49,000, respectively, to Marine Petroleum Corporation as reimbursement for such fees and expenses. At December 31, 2013 and 2012, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.

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

At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been included.

Tidelands’ revenues are derived from production payments and overriding royalty interests related to properties located in the Gulf of Mexico.

(e)	U.S. Federal Income Taxes

No provision has been made for U.S. Federal income taxes on the Trust’s income since such taxes are the liability of the unitholders.

U.S. Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2013 and 2012. Tidelands Corporation uses the cash method of reporting for Federal income taxes.

The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to U.S. Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2013, the Trust’s tax years 2010 and thereafter remain subject to examination.

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

Tidelands had cash and cash equivalents of $753,790 and $874,478 at December 31, 2013 and 2012, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market accounts.

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

(i)	Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2013	2012	2011
Apache Corporation	52%	37%	29%
Black Elk Energy Offshore Operations, LLC	48%	63%	55%
W&T Offshore, Inc.	—	—	9%
JX Nippon Oil & Gas Exploration Corp. (NOEX)	—	—	6%
Breton Engineering LLC	—	—	1%

	100%	100%	100%

(2)	BASIS OF ACCOUNTING

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

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or that are otherwise doing business, in Texas. Under the Texas franchise tax statute, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) is imposed on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, are exempt from the Texas franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas franchise tax purposes. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2013.

(4)	SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust without unreasonable effort or expense. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Net production quantities:
Oil (bbls)	3,577	5,638	8,044
Natural gas (mcf)	68,935	92,888	102,023

(5)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2013 and 2012 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income (Loss)	Distributable Income (Loss) Per Unit
Quarter ended:
March 31, 2012	$199,013	$146,337	$0.11
June 30, 2012	304,424	261,536	0.19
September 30, 2012	199,574	153,650	0.11
December 31, 2012	266,466	232,073	0.16

	$969,477	$793,596	$0.57

Quarter ended:
March 31, 2013	$211,675	$185,482	$0.13
June 30, 2013	79,659	(20,825)	(0.02)
September 30, 2013	149,563	114,173	0.08
December 31, 2013	222,092	194,930	0.15

	$662,989	$473,760	$0.34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 28, 2014	(Registrant)

By: U.S. Trust, Bank of America Private Wealth Management (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in
its individual capacity or otherwise)

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE

U.S. Trust, Bank of America Private	Corporate Trustee	March 28, 2014
Wealth Management

By:	/s/ Ron E. Hooper
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