Form 10-Q
period 2014-03-31
TIDELANDS ROYALTY TRUST B
filed 2014-05-15
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$695,897	$753,790
Oil, natural gas and other mineral properties	2	2
Federal income tax refundable	—	—

Total assets	$695,899	$753,792

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$140,529	$152,989

Total current liabilities	$140,529	$152,989

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$555,370	$600,803

	$695,899	$753,792

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Oil and natural gas royalties	$140,790	$211,675
Interest income	3	5

Total income	$140,793	$211,680
Expenses:
General and administrative	$45,322	$26,198

Distributable income before Federal income taxes	95,471	185,482
Federal income taxes of subsidiary	—	—

Distributable income	$95,471	$185,482

Distributable income per unit	$0.07	$0.13

Distributions per unit	$0.10	$0.14

Units outstanding	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$600,803	$699,777
Distributable income	95,471	185,482
Distributions to unitholders	(140,904)	(193,435)

Trust corpus, end of period	$555,370	$691,824

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013. The financial statements included herein are unaudited, but in the opinion of U.S. Trust, Bank of America Private Wealth Management (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases formerly owned by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the rights to interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.

The Trust’s wholly-owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. Tidelands Corporation is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 1, 2014, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 1, 2014, four of Tidelands’ assigned leases contained active wells. As of October 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are nine active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 18 years. Information on each of the nine wells is presented in the following table:

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

There was a decrease of one active well from March 31, 2013 to March 31, 2014.

Critical Accounting Policies and Estimates

In accordance with the Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Tidelands uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Tidelands (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Tidelands also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles in the United States.

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2014. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Tidelands’ financial statements.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on (the “SEC”) January 9, 2014, the Trustee will be resigning as trustee of the Trust, subject to the conditions set forth below. The Trustee intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee to be approved by the unitholders of the Trust.

The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of the following:

•	The appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee);

•	The appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which the Trustee currently serves as agent;

•	The accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank; and

•	No governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above.

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

Summary of Operating Results

During the three months ended March 31, 2014, Tidelands realized approximately 66% of its royalty income from the sale of oil and approximately 34% of its royalty income from the sale of natural gas. During the three months ended March 31, 2013, Tidelands realized approximately 75% of its royalty income from the sale of oil and approximately 25% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2014 decreased to $0.07 from $0.13 for the comparable period in 2013. Distributions per unit amounted to $0.10 for the three months ended March 31, 2014, down from $0.14 for the comparable period in 2013. During the three months ended March 31, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the three months ended March 31, 2014, oil production decreased to 1,007 barrels (bbls) and natural gas production decreased to 9,653 thousand cubic feet (mcf) from 1,473 barrels of oil and 13,124 mcf of gas the comparable period in 2013. For the three months ended March 31, 2014, the average price realized for oil decreased to $95.84 per bbl from the average price of 108.17 per bbl realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.59 per mcf from the average price of $3.99 per mcf realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
December 31, 2012	1,439	31,994	$0.16	$0.13
March 31, 2013	1,473	13,124	$0.13	$0.14
June 30, 2013	214	15,234	$(0.02)	$0.08
September 30, 2013	678	17,811	$0.08	$0.08
December 31, 2013	1,212	22,765	$0.14	$0.11
March 31, 2014	1,007	9,653	$0.07	$0.10

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Income from oil and natural gas royalties decreased to $140,790 during the three months ended March 31, 2014 from $211,675 realized for the comparable period in 2013. The decrease was primarily due to a decrease in the production of oil and natural gas. Three of the four wells on Sabine Pass Block 13 have been essentially shut-in since January 2013, with small amounts of production on one of these wells. Black Elk Energy Offshore Operations, LLC, the working interest owner of Sabine Pass Block 13, performed a workover operation in May 2013 on the fourth well, Well A005, and recompleted it in a different zone. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from Black Elk Energy Offshore Operations, LLC regarding the shut-in status of the wells.

Distributable income decreased to $95,471 for the three months ended March 31, 2014 compared to $185,482 for the comparable period in 2013.

Income from oil royalties decreased to $96,511 for the three months ended March 31, 2014 from $159,338 realized for the comparable period in 2013, primarily due to a decrease in the price and production of oil. The volume of oil sold in the three months ended March 31, 2014 decreased to 1,007 bbls from 1,473 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $95.84 per bbl for the three months ended March 31, 2014 from $108.17 per bbl realized for the comparable period in 2013.

Income from natural gas royalties decreased to $44,279 for the three months ended March 31, 2014 from $52,337 realized for the comparable period in 2013. The volume of natural gas sold in three months ended March 31, 2014 decreased to 9,653 mcf from 13,124 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.59 per mcf from $3.99 per mcf realized for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,007	1,473
Average price	$95.84	$108.17
Natural gas
Mcf sold	9,653	13,124
Average price	$4.59	$3.99

General and administrative expenses increased to $45,322 for the three months ended March 31, 2014 from $26,198 for the comparable period in 2013 primarily due to increased professional fees and expenses paid in the quarter.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

TIDELANDS ROYALTY TRUST “B”

U.S. Trust, Bank of America Private Wealth Management, Trustee

May 15, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President