Form 10-Q
period 2014-06-30
TIDELANDS ROYALTY TRUST B
filed 2014-08-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

c/o The Corporate Trustee:

Southwest Bank

2911 Turtle Creek, Suite 850

Dallas, Texas 75219

(Address of principal executive offices)

(Zip Code)

(855) 588-7839

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

As of August 12, 2014, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592,006	$753,790
Oil, natural gas and other mineral properties	2	2

Total assets	$592,008	$753,792

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$82,724	$152,989

Total current liabilities	$82,724	$152,989

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$509,284	$600,803

	$592,008	$753,792

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Oil and natural gas royalties	$131,397	$79,659	$272,187	$291,334
Interest income	52	4	55	9

Total income	$131,449	$79,663	$272,242	$291,343
Expenses:
General and administrative	$94,435	$100,488	$139,757	$126,686

Distributable income (loss) before Federal income taxes	37,014	(20,825)	132,485	164,657
Federal income taxes of subsidiary (refundable)	—	—	—	—

Distributable income (loss)	$37,014	$(20,825)	$132,485	$164,657

Distributable (loss) income per unit	$0.03	$(0.02)	$0.10	$0.12

Distributions per unit	$0.06	$0.22	$0.16	$0.22

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Trust corpus, beginning of period	$600,803	$699,777
Distributable income	132,485	164,657
Distributions to unitholders	(224,004)	(301,850)

Trust corpus, end of period	$509,284	$562,584

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. As previously disclosed, Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), currently serves as corporate trustee (the “Trustee”) after the resignation of U.S. Trust, Bank of America Private Wealth Management. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases formerly owned by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the rights to interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.

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

Southwest Bank

2911 Turtle Creek, Suite 850

Dallas, TX 75219

Telephone number: (855) 588-7839

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

The Leases

As of August 12, 2014, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 12, 2014, four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

There was an increase of one active well from June 30, 2013 to June 30, 2014.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended June 30, 2014. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Tidelands’ financial statements.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on (the “SEC”) May 28, 2014, U.S. Trust, Bank of America Private Wealth Management, resigned as trustee of the Trust and Southwest Bank was approved by the unitholders of the Trust as successor trustee. The resignation of U.S. Trust, Bank of America Private Wealth Management, was conditioned on the following factors that were also satisfied:

•	The appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee);

•	The appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management, served as trustee and as agent under a disbursing arrangement for which U.S. Trust, Bank of America Private Wealth Management, served as agent;

•	The accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management, and Southwest Bank; and

•	No governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s, resignation or the other actions described above.

The effective date of Southwest Bank as the new Trustee was May 30, 2014.

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

Summary of Operating Results

During the six months ended June 30, 2014, Tidelands realized approximately 75% of its royalty income from the sale of oil and approximately 25% of its royalty income from the sale of natural gas. During the six months ended June 30, 2013, Tidelands realized approximately 63% of its royalty income from the sale of oil and approximately 37% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended June 30, 2014 decreased to $0.10 from $0.12 for the comparable period in 2013. Distributions per unit amounted to $0.16 for the six months ended June 30, 2014, down from $0.22 for the comparable period in 2013. During the six months ended June 30, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the six months ended June 30, 2014, oil production increased to 2,086 barrels (bbls) and natural gas production decreased to 13,924 thousand cubic feet (mcf) from 1,687 barrels of oil and 28,358 mcf of gas the comparable period in 2013. For the six months ended June 30, 2014, the average price realized for oil decreased to $97.90 per bbl from the average price of $108.65 per bbl realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.84 per mcf from the average price of $3.81 per mcf realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2013	1,473	13,124	$0.13	$0.14
June 30, 2013	214	15,234	$(0.02)	$0.08
September 30, 2013	678	17,811	$0.08	$0.08
December 31, 2013	1,212	22,765	$0.14	$0.11
March 31, 2014	1,007	9,653	$0.07	$0.10
June 30, 2014	1,079	4,271	$0.03	$0.06

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Income from oil and natural gas royalties increased to $131,397 during the three months ended June 30, 2014 from $79,659 realized for the comparable period in 2013. The increase was primarily due to an increase in the production of oil.

Distributable income increased to $37,014 for the three months ended June 30, 2014 compared to a loss of $20,825 for the comparable period in 2013.

Income from oil royalties increased to $107,706 for the three months ended June 30, 2014 from $23,956 realized for the comparable period in 2013, primarily due to an increase in the production of oil. The volume of oil sold in the three months ended June 30, 2014 increased to 1,079 bbls from 214 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $99.82 per bbl for the three months ended June 30, 2014 from $111.94 per bbl realized for the comparable period in 2013.

Income from natural gas royalties decreased to $23,691 for the three months ended June 30, 2014 from $55,703 realized for the comparable period in 2013. The volume of natural gas sold in the three months ended June 30, 2014 decreased to 4,271 mcf from 15,234 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $5.41 per mcf from $3.66 per mcf realized for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,079	214
Average price	$99.82	$111.94
Natural gas
Mcf sold	4,271	15,234
Average price	$5.41	$3.66

General and administrative expenses decreased to $94,435 for the three months ended June 30, 2014 from $100,488 for the comparable period in 2013 primarily due to decreased professional fees and expenses paid in the quarter.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Income from oil and natural gas royalties decreased to $272,187 during the six months ended June 30, 2014 from $291,334 realized for the comparable period in 2013. The decrease was primarily due to a decrease in the production of natural gas and a decrease in the price of oil. Three of the four wells on Sabine Pass Block 13 have been essentially shut-in since January 2013, with small amounts of production on one of these wells. Black Elk Energy Offshore Operations, LLC, the working interest owner of Sabine Pass Block 13, performed a workover operation in May 2013 on the fourth well, Well A005, and recompleted it in a different zone. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from Black Elk Energy Offshore Operations, LLC regarding the shut-in status of the wells.

Distributable income decreased to $132,485 for the six months ended June 30, 2014 compared to $164,657 for the comparable period in 2013.

Income from oil royalties increased to $204,219 for the six months ended June 30, 2014 from $183,295 realized for the comparable period in 2013, primarily due to an increase in the production of oil. The volume of oil sold in the six months ended June 30, 2014 increased to 2,086 bbls from 1,687 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $97.82 per bbl for the six months ended June 30, 2014 from $108.65 per bbl realized for the comparable period in 2013.

Income from natural gas royalties decreased to $67,967 for the six months ended June 30, 2014 from $108,039 realized for the comparable period in 2013. The volume of natural gas sold in the six months ended June 30, 2014 decreased to 13,924 mcf from 28,358 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.84 per mcf from $3.81 per mcf realized for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Oil
Bbls sold	2,086	1,687
Average price	$97.90	$108.65
Natural gas
Mcf sold	13,924	28,358
Average price	$4.84	$3.81

General and administrative expenses increased to $139,757 for the six months ended June 30, 2014 from $126,686 for the comparable period in 2013 primarily due to increased professional fees and expenses paid in the quarter.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Southwest Bank, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. Tidelands’ disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”
Southwest Bank, Trustee

August 14, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President, Southwest Bank,
Royalty Trust Management