Form 10-Q
period 2014-09-30
TIDELANDS ROYALTY TRUST B
filed 2014-11-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

c/o The Corporate Trustee:

Southwest Bank

2911 Turtle Creek Blvd.

Dallas, Texas 75219

(Address of principal executive offices)

(Zip Code)

(855) 588-7939

(Registrant’s telephone number, including area code)

P. O. Box 830650, Dallas, Texas 75283-0650

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

As of November 10, 2014, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2014 and December 31, 2013

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$732,909	$753,790
Oil, natural gas and other mineral properties	2	2

Total assets	$732,911	$753,792

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$99,287	$152,989

Total current liabilities	$99,287	$152,989

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$633,624	$600,803

	$732,911	$753,792

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Oil and natural gas royalties	$253,703	$149,563	$525,890	$440,897
Interest income	2	3	57	12

Total income	$253,705	$149,566	$525,947	$440,909
Expenses:
General and administrative	$29,703	$35,393	$169,460	$162,079

Distributable income before Federal income taxes	224,002	114,173	356,487	278,830
Federal income taxes of subsidiary (refundable)	—	—	—	—

Distributable income	$224,002	$114,173	$356,487	$278,830

Distributable income per unit	$0.16	$0.08	$0.26	$0.20

Distributions per unit	$0.07	$0.08	$0.23	$0.30

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Trust corpus, beginning of period	$600,803	$699,777
Distributable income	356,487	278,830
Distributions to unitholders	(323,666)	(419,369)

Trust corpus, end of period	$633,624	$559,238

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas, serves as corporate trustee (the “Trustee”). The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases formerly owned by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the rights to interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will provide the required information and the contact information for the Trustee is below:

Southwest Bank

2911 Turtle Creek Blvd., Suite 850

Dallas, Texas 75219

Telephone number: (855) 588-7939

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

The Leases

As of November 1, 2014, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 1, 2014, four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

There was no change in the amount of active wells from September 30, 2013 to September 30, 2014.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2014. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Tidelands’ financial statements.

Recent Developments

Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas currently serves as Trustee. On May 22, 2014, the unitholders approved Southwest Bank as successor trustee, effective May 30, 2014. Previously, U.S. Trust, Bank of America Private Wealth Management, served as the trustee.

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

The volume of oil and natural gas produced and the selling prices of oil and natural gas are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled, and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The operators do not provide Tidelands with information regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases for which Tidelands has an overriding royalty interest.

Summary of Operating Results

During the three months ended September 30, 2014, Tidelands realized approximately 48% of its royalty income from the sale of oil and approximately 52% of its royalty income from the sale of natural gas. During the three months ended September 30, 2013, Tidelands realized approximately 58% of its royalty income from the sale of oil and approximately 42% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2014 increased to $0.16 from $0.08 for the comparable period in 2013. Distributions per unit amounted to $0.07 for the three months ended September 30, 2014, down from $0.08 for the comparable period in 2013. During the three months ended September 30, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

During the nine months ended September 30, 2014, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2013, Tidelands realized approximately 58% of its royalty income from the sale of oil and approximately 42% of its royalty income from the sale of natural gas.

For the nine months ended September 30, 2014, oil production increased to 3,269 barrels (bbls) and natural gas production decreased to 40,506 thousand cubic feet (mcf) from 2,365 barrels of oil and 46,167 mcf of gas the comparable period in 2013. For the nine months ended September 30, 2014, the average price realized for oil decreased to $99.39 per bbl from the average price of $107.66 per bbl realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.93 per mcf from the average price of $4.03 per mcf realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
June 30, 2013	214	15,234	$(0.02)	$0.08
September 30, 2013	678	17,811	$0.08	$0.08
December 31, 2013	1,212	22,765	$0.14	$0.11
March 31, 2014	1,007	9,653	$0.07	$0.10
June 30, 2014	1,079	4,271	$0.03	$0.06
September 30, 2014	1,183	26,892	$0.16	$0.03

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Income from oil and natural gas royalties increased to $253,703 during the three months ended September 30, 2014 from $149,563 realized for the comparable period in 2013. The increase was primarily due to an increase in the production of oil and natural gas. The increase in natural gas was due to receipt of a check from an operator in September of 2014 which incorporated payment for production from previous months in 2014. Receipt of the check was delayed due to operations issues experienced by the operator. Tidelands expects future payments to be made in a timely manner.

Distributable income increased to $224,002 for the three months ended September 30, 2014 compared to $114,173 for the comparable period in 2013.

Income from oil royalties increased to $120,666 for the three months ended September 30, 2014 from $71,326 realized for the comparable period in 2013, primarily due to an increase in the production of oil. The volume of oil sold in the three months ended September 30, 2014 increased to 1,183 bbls from 678 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $102.00 per bbl for the three months ended September 30, 2014 from $105.20 per bbl realized for the comparable period in 2013.

Income from natural gas royalties increased to $133,037 for the three months ended September 30, 2014 from $78,237 realized for the comparable period in 2013. The volume of natural gas sold in the three months ended September 30, 2014 increased to 26,882 mcf from 17,811 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.93 per mcf from $4.39 per mcf realized for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,183	678
Average price	$102.00	$105.20
Natural gas
Mcf sold	26,882	17,811
Average price	$4.93	$4.39

General and administrative expenses decreased to $29,703 for the three months ended September 30, 2014 from $35,393 for the comparable period in 2013 primarily due to decreased professional fees and expenses paid in the quarter.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Income from oil and natural gas royalties increased to $525,890 during the nine months ended September 30, 2014 from $440,897 realized for the comparable period in 2013. The increase was primarily due to an increase in the production of natural gas generated from a check received from an operator that incorporated payment for production from previous months. Three of the four wells on Sabine Pass Block 13 have been essentially shut-in since January 2013, with small amounts of production on one of these wells. Black Elk Energy Offshore Operations, LLC, the working interest owner of Sabine Pass Block 13, performed a workover operation in May 2013 on the fourth well, Well A005, and recompleted it in a different zone. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from Black Elk Energy Offshore Operations, LLC regarding the shut-in status of the wells.

Distributable income increased to $356,487 for the nine months ended September 30, 2014 compared to $278,830 for the comparable period in 2013.

Income from oil royalties increased to $324,906 for the nine months ended September 30, 2014 from $254,616 realized for the comparable period in 2013, primarily due to an increase in the production of oil. The volume of oil sold in the nine months ended September 30, 2014 increased to 3,269 bbls from 2,365 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $99.38 per bbl for the nine months ended September 30, 2014 from $107.66 per bbl realized for the comparable period in 2013.

Income from natural gas royalties increased to $200,984 for the nine months ended September 30, 2014 from $186,281 realized for the comparable period in 2013. The volume of natural gas sold in the nine months ended September 30, 2014 increased to 40,806 mcf from 46,169 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.89 per mcf from $4.03 per mcf realized for the comparable period in 2013.

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Oil
Bbls sold	3,269	2,365
Average price	$99.38	$107.66
Natural gas
Mcf sold	40,806	46,169
Average price	$4.89	$4.03

General and administrative expenses increased to $169,460 for the nine months ended September 30, 2014 from $162,079 for the comparable period in 2013 primarily due to increased professional fees and expenses paid in the quarter.

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

Website

Tidelands makes available, free of charge, Tidelands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports at its website at www.tirtz-tidelands.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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

As of September 30, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

November 14, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President