Form 10-K
period 2014-12-31
TIDELANDS ROYALTY TRUST B
filed 2015-03-31
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-08677

Tidelands Royalty Trust “B”

(Exact name of registrant as specified in its charter)

Texas	75-6007863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee Southwest Bank 2911 Turtle Creek Blvd., Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (at the office of the Trustee): (855) 588-7839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the units of beneficial interest held by non-affiliates of the registrant at June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,568,525. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

The number of units of beneficial interest outstanding as of March 23, 2015 was 1,386,375 units.

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

Southwest Bank has served as corporate trustee of the Trust since May 30, 2014. Previously, U.S. Trust, Bank of America Private Wealth Management served as the Trust’s corporate trustee. Unless the context indicates otherwise, all references herein to the “Trustee” when used in the present tense, or prospectively, refer to Southwest Bank, and when used in a historical context for the period prior to May 30, 2014, refer to U.S. Trust, Bank of America Private Wealth Management.

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

As of March 1, 2015, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas (collectively, the “Royalty Area”). As of March 1, 2015, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four current leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on four of the leases Chevron or its assignees acquired prior to the Acquisition Expiration Date, so long as such leases are active properties. The four leases in which Tidelands had an overriding royalty interest during 2014 are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2014 Royalties	Operator(s)	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	$378,879	Black Elk Energy Offshore Operations, LLC/ Renaissance Offshore LLC (1)	Black Elk Energy Offshore Operations, LLC/Renaissance Offshore LLC (100% Ownership Interest) (1)
West Cameron	165	758	5,000	4.1662%	$337,547	Apache Corporation/Fieldwood Energy LLC (2)	Apache Corporation/Fieldwood Energy LLC (100.00% Ownership Interest) (2)
West Cameron	225	900	3,750	1.0416%	$0	Eni US Operating Co., Inc.; Breton Engineering LLC	Eni Petroleum US LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$496	Apache Corporation	Apache Corporation (100.00% Ownership Interest)
Total			17,188		$716,922

(1)	On August 15, 2014, Black Elk Energy Offshore Operations, LLC completed a sale of certain assets, including 100% of its ownership interest in Sabine Pass Block 13, to Renaissance Offshore LLC.
(2)	On September 30, 2013, Apache Corporation completed a sale of certain assets, including 100% of its ownership interest in West Cameron Block 165, to Fieldwood Energy LLC.

In 2014, royalty income from the sale of oil represented 62% of Tidelands’ total royalty income and royalty income from the sale of natural gas represented 38% of Tidelands’ total royalty income. The production payments and royalty income received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2014	2013	2012
Black Elk Energy Offshore Operations, LLC	44%	48%	63%
Fieldwood Energy LLC/Apache Corporation	47%	52%	37%
Renaissance Offshore LLC	9%	—	—
W&T Offshore, Inc. (1)	—	—	—
Breton Engineering LLC (2)	—	—	—

	100%	100%	100%

(1)	W&T Offshore, Inc. has paid royalties for its 75.00% working interest on Galveston Block 303. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own the remaining 25.00% of the working interest, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. As of May 30, 2012, the lease on Galveston Block 303 was terminated. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 23, 2015, the Trustee is continuing to review its options in connection with the collection of the past due royalties.
(2)	Breton Engineering LLC is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. A suspension of production was granted through February 2013. Tidelands has not received further updates regarding production on West Cameron Block 225.

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

The trading volume of our units has historically been low, partially because our units are only traded on the OTCQB. In addition, our public float has been further limited because approximately 32.6% of our units were owned by Marine as of March 23, 2015. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Tidelands’ royalties are attributable to a limited number of working interest owners. During 2014, Black Elk Energy and Apache Corporation/Fieldwood Energy LLC accounted for approximately 44% and 47% of the royalty payments to Tidelands, respectively. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. Tidelands has encountered and may in the future encounter collection issues with one or more of the working interest owners at any time, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders. For example, since January 2010, Sterling Energy,

Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest on Galveston Block 303, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making the payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 23, 2015, the Trustee is continuing to review its options in connection with the collection of the past due royalties.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for 2014 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

Tidelands did not file any reports during the year ended December 31, 2014 with any U.S. Federal authority or agency with respect to oil and natural gas reserves. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per bbl of oil and mcf of natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2014	2013	2012
Net quantities sold:
Oil (bbls)	4,537	3,577	5,638
Natural gas (mcf)	53,152	68,935	92,888
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$97.75	$107.71	$110.21
Natural gas (per mcf) (1)	$5.12	$4.03	$3.75

(1)	The average sales price is calculated from data provided by the operators of the oil and natural gas leases for which Tidelands has an overriding royalty interest.

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

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2014 is set forth in the table below:

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

Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, a division of the U.S. government (the “BOEM”), show that production from the wells on this field ceased in November 2011. There were no drilling or work over operations on the lease in 2011, and on February 17, 2012, the BOEM approved the suspension of production on this field due to lack of production. On May 30, 2012, the lease was terminated due to the lack of production from the wells on the lease and Tidelands will no longer receive royalty payments from this lease. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest (W&T Offshore, Inc. owns the remaining 75.00% working interest on Galveston Block 303) have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 23, 2015, the Trustee is continuing to review its options in connection with the collection of the past due royalties.

Sabine Pass Block 13: The records of the BOEM show that there were four active wells in this field during the year ended December 31, 2014. Three of the wells are oil wells and one of the wells is a natural gas well.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 23, 2015, 1,386,375 units were held by 229 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2014.

The units of beneficial interest in the Trust trade on the OTCQB and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2014 and 2013 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2013
First quarter	$5.30	$4.55	$0.14
Second quarter	5.25	4.67	0.08
Third quarter	5.00	4.42	0.08
Fourth quarter	4.65	2.80	0.11
2014
First quarter	$3.59	$3.00	$0.10
Second quarter	3.23	2.60	0.06
Third quarter	2.75	1.84	0.07
Fourth quarter	1.95	1.31	0.13

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $11,500 for the distribution paid to holders of record on December 31, 2014. Such distributions have been made since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2014.

While Tidelands’ Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2014 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Per Unit Amounts)
Consolidated Statement of Distributable Income Selected Data:
Income – Oil and natural gas royalties	$717	$663	$969	$1,335	$2,199
Expense – General and administrative expenses	$216	$189	$182	$211	$210
Expense – Federal income taxes (refund) of subsidiary	$—	$—	$(7)	$—	$3

Distributable income	$501	$474	$794	$1,124	$1,986

Distributable income per unit	$0.36	$0.34	$0.57	$0.81	$1.43

Distributions to unitholders	$493	$573	$777	$1,246	$2,119
Distributions per unit	$0.36	$0.41	$0.56	$0.90	$1.53

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$778	$754	$874	$963	$1,312
Trust corpus	$609	$601	$700	$683	$805

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Tidelands’ unitholders that it would be resigning as Trustee of the Trust, subject to, among other conditions, the appointment of Southwest Bank as successor Trustee. At a special meeting of Tidelands’ unitholders on May 22, 2014, Southwest Bank was appointed as successor Trustee, and such appointment became effective on May 30, 2014.

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

Summary Review. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2015 will be based upon royalty receipts received in December 2014 and January and February 2015, from natural gas production in September, October and November 2014 and oil production in October, November and December 2014. The distribution to be paid in July 2015 will be based on natural gas production in December 2014 and oil and natural gas production in January and February and oil production in March 2015.

Tidelands’ distributable income in 2014 was $501,166 or $0.36 per unit as compared to $473,760 or $0.34 per unit in 2013 and $793,596 or $0.57 per unit in 2012.

Oil and natural gas prices fluctuated during 2014 and 2013, with average oil prices realized in 2014 generally below the prices realized in 2013 and natural gas prices realized in 2014 generally above the prices realized in 2013. Recently, average prices for oil and natural gas have decreased from the average prices realized in 2014. For example, in March 2015, the average price quoted for oil delivered onshore in Louisiana had decreased to $50.10 per barrel from $90.10 per barrel in September 2014. In March 2015, natural gas prices were down to $2.70 per mcf from $3.90 per mcf in September 2014.

Year Ended December 31, 2014 Compared to Years Ended December 31, 2013 and 2012. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2014, 2013 and 2012.

	For Year Ended December 31,
	2014	2013	2012
Income:
Oil royalties	$443,492	$385,279	$621,377
Natural gas royalties	273,430	277,710	348,100

	$716,922	$662,989	$969,477
Net production quantities:
Oil (bbls)	4,537	3,577	5,638
Natural gas (mcf)	53,152	68,935	92,888
Average net prices received:
Oil (per bbl)(1)	$97.75	$107.71	$110.21
Natural gas (per mcf)(1)	$5.12	$4.03	$3.75

(1)	These amounts are net of the transportation costs from offshore leases to onshore receiving points.

Revenue from oil royalties amounted to $443,492 in 2014, an increase from the $385,279 realized in 2013. The average price realized per bbl of oil decreased to $97.75 in 2014 from the $107.71 realized in 2013. In 2014, oil production increased to 4,537 bbls from the 3,577 bbls produced in 2013.

Revenue from oil royalties amounted to $385,729 in 2013, a decrease from the $621,377 realized in 2012. The average price realized per bbl of oil decreased to $107.71 in 2013 from the $110.21 realized in 2012. In 2013, oil production decreased to 3,577 bbls from the 5,638 bbls produced in 2012.

Revenue from natural gas royalties amounted to $273,430 in 2014, a decrease from the $277,710 realized in 2013. In 2014, the average price per mcf of natural gas increased to $5.12 from the $4.03 realized in 2013, while natural gas production decreased to 53,152 mcf from the 68,935 mcf produced in 2013. Royalties received from Sabine Pass Block 13 were up 12% in 2014 as compared to those royalties received in 2013.

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

General and administrative expenses were $215,845 in 2014, an increase from $189,245 for 2013. This increase is primarily due to increased costs associated with the transition resulting from Southwest Bank’s appointment as Trustee. General and administrative expenses were $189,245 in 2013, an increase from $182,217 for 2012. This increase was primarily due to an increase in professional fees and expenses.

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

Website

Tidelands has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of Exchange Act at www.tirtz-tidelands.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014 , the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation, under the “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2014. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during 2014.

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the code of ethics of Southwest Bank, a copy of which will be made available to unitholders without charge, upon request by appointment at Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas 75219.

Committees. The Trust has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.

Item 11. Executive Compensation

The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three years, the Trust paid or accrued fees to the Trustee (or its former Trustee, U.S. Trust, Bank of America Private Wealth Management), as set forth below.

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Southwest Bank, Trustee (2)	2014	$10,000
U.S. Trust, Bank of America Private Wealth Management, former Trustee (2)	2014	$11,125
	2013	$21,125
	2012	$21,125

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	U.S. Trust, Bank of America Private Wealth Management served as corporate trustee until the appointment of Southwest Bank, effective May 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of March 23, 2015:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust 2911 Turtle Creek Blvd., Ste. 850 Dallas, Texas 75219	452,366 units	32.6%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of 2014. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to an arrangement with Marine Petroleum Corporation to share certain administrative expenses related to the use of office space that was leased though April 30, 2014, Tidelands Corporation paid the following amounts to Marine Petroleum Corporation during the past three years. The arrangement provided that administrative expenses were shared in the ratio of each of Marine Petroleum Corporation’s and Tidelands Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2014	$9,000
	2013	$36,000
	2012	$39,200

Item 14. Principal Accountant Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P., independent registered public accounting firm, for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

To the Trustee and Stockholders of

Tidelands Royalty Trust “B” and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2014 and 2013, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2014. The Trust’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary as of December 31, 2014 and 2013, and distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2014 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 31, 2015

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$777,926	$753,790
Producing oil and natural gas properties	2	2
Federal income taxes refundable	—	—

Total assets	$777,928	$753,792

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	168,521	152,989

Total current liabilities	$168,521	$152,989

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	609,407	600,803

	$777,928	$753,792

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Years ended December 31,

	2014	2013	2012
Income:
Oil and natural gas royalties	$716,922	$662,989	$969,477
Interest income	89	16	17

Total income	$717,011	$663,005	$969,494
Expenses:
General and administrative expenses	$215,845	$189,245	$182,217

Distributable income before Federal income taxes	501,166	473,760	787,277
Federal income taxes (refund) of subsidiary	—	—	(6,319)

Distributable income	$501,166	$473,760	$793,596

Distributable income per unit	$0.36	$0.34	$0.57

Distributions per unit	$0.36	$0.41	$0.56

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Years ended December 31,

	2014	2013	2012
Trust corpus, beginning of year	$600,803	$699,777	$682,960
Distributable income	501,166	473,760	793,596
Distributions to unitholders	(492,562)	(572,734)	(776,779)

Trust corpus, end of year	$609,407	$600,803	$699,777

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses and to assist the trustee in the administration of the Trust. For the years ended December 31, 2014, 2013 and 2012, Tidelands Corporation paid $9,000, $36,000 and $39,200, respectively, to Marine Petroleum Corporation as reimbursement for such fees and expenses. At December 31, 2014 and 2013, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.

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

U.S. Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2014 and 2013. Tidelands Corporation uses the cash method of reporting for Federal income taxes.

The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to U.S. Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2014, the Trust’s tax years 2011 and thereafter remain subject to examination.

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

Tidelands had cash and cash equivalents of $777,926 and $753,790 at December 31, 2014 and 2013, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market accounts.

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

(i) Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2014	2013	2012
Black Elk Energy Offshore Operations, LLC	44%	48%	63%
Fieldwood Energy LLC/Apache Corporation	47%	52%	37%
Renaissance Offshore LLC	9%	—	—
W&T Offshore, Inc. (1)	—	—	—
Breton Engineering LLC (2)	—	—	—

	100%	100%	100%

(2)	BASIS OF ACCOUNTING

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

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2014.

(4)	SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust without unreasonable effort or expense. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Net production quantities:
Oil (bbls)	4,537	3,577	5,638
Natural gas (mcf)	53,152	68,935	92,888

(5)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2014 and 2013 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income (Loss)	Distributable Income (Loss) Per Unit
Quarter ended:
March 31, 2013	$211,675	$185,482	$0.13
June 30, 2013	79,659	(20,825)	(0.02)
September 30, 2013	149,563	114,173	0.08
December 31, 2013	222,092	194,930	0.15

	$662,989	$473,760	$0.34

Quarter ended:
March 31, 2014	$140,790	$95,471	$0.07
June 30, 2014	131,397	37,014	0.03
September 30, 2014	253,703	224,002	0.16
December 31, 2014	191,032	144,679	0.10

	$716,922	$501,166	$0.36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 31, 2015	(Registrant)

By: Southwest Bank (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE
Southwest Bank	Corporate Trustee	March 31, 2015

By:	/s/ Ron E. Hooper
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