Form 10-Q
period 2015-03-31
TIDELANDS ROYALTY TRUST B
filed 2015-05-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$681,572	$777,926
Oil, natural gas and other mineral properties	2	2

Total assets	$681,574	$777,928

LIABILITIES AND TRUST CORPUS

Current liabilities:

Income distributable to unitholders	$172,985	$168,521

Total current liabilities	$172,985	$168,521

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$508,589	$609,407

	$681,574	$777,928

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Oil and natural gas royalties	$90,012	$140,790
Interest income	6	3

Total income	$90,018	$140,793

Expenses:
General and administrative	$17,475	$45,322

Distributable income before Federal income taxes	72,543	95,471
Federal income taxes of subsidiary (refundable)	—	—

Distributable income	$72,543	$95,471

Distributable income per unit	$0.05	$0.07

Distributions per unit	$0.13	$0.10

Units outstanding	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Trust corpus, beginning of period	$609,407	$600,803
Distributable income	72,543	95,471
Distributions to unitholders	(173,361)	(140,904)

Trust corpus, end of period	$508,589	$555,370

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1.	Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly-owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on

Form 10-K for the year ended December 31, 2014 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 1, 2015, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 1, 2015, four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC/Renaissance Offshore LLC (100.00% Ownership Interest) (1)
West Cameron	165	758	5,000	4.1662%	Apache Corporation/Fieldwood Energy LLC (100.00% Ownership Interest) (2)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	ENI Petroleum USA LLC (68.00% Ownership Interest);
					Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

(1)	On August 15, 2014, Black Elk Energy Offshore Operations, LLC completed a sale of certain assets, including 100% of its ownership interest in Sabine Pass Block 13, to Renaissance Offshore LLC.
(2)	On September 30, 2013, Apache Corporation completed a sale of certain assets, including 100% of its ownership interest in West Cameron Block 165, to Fieldwood Energy LLC.

Based on the latest public records reviewed by Tidelands, there are nine active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 19 years. Information on each of the nine wells is presented in the following table:

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

There was no change in the amount of active wells from March 31, 2014 to March 31, 2015.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2015. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended March 31, 2015, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. During the three months ended March 31, 2014, Tidelands realized approximately 66% of its royalty income from the sale of oil and approximately 34% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2015 decreased to $0.05 from $0.07 for the comparable period in 2014. Distributions per unit amounted to $0.13 for the three months March 31, 2015, up from $0.10 for the comparable period in 2014. During the three months ended March 31, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the three months ended March 31, 2015, oil production decreased to 794 barrels (bbls) and natural gas production decreased to 8,947 thousand cubic feet (mcf) from 1,007 bbls of oil and 9,653 mcf of natural gas for the comparable period in 2014. For the three months ended March 31, 2015, the average price realized for oil decreased to $70.25 per bbl from the average price of $95.84 per bbl realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.83 per mcf from the average price of $4.59 per mcf realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
December 31, 2013	1,212	22,765	$0.14	$0.11
March 31, 2014	1,007	9,653	$0.07	$0.10
June 30, 2014	1,079	4,271	$0.03	$0.06
September 30, 2014	1,183	26,892	$0.16	$0.03
December 31, 2014	1,268	12,346	$0.10	$0.17
March 31, 2015	794	8,947	$0.05	$0.13

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Income from oil and natural gas royalties decreased to $90,012 during the three months ended March 31, 2015 from $140,790 realized for the comparable period in 2014. The decrease was primarily due to a decrease in the production and price of oil and natural gas.

Distributable income decreased to $72,543 for the three months ended March 31, 2015 compared to $95,471 for the comparable period in 2014.

Income from oil royalties decreased to $55,779 for the three months ended March 31, 2015 from $96,511 realized for the comparable period in 2014, primarily due to a decrease in the production and price of oil. The volume of oil sold in the three months ended March 31, 2015 decreased to 794 bbls from 1,007 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $70.25 per bbl for the three months ended March 31, 2015 from $95.84 per bbl realized for the comparable period in 2014.

Income from natural gas royalties decreased to $34,233 for the three months ended March 31, 2015 from $44,279 realized for the comparable period in 2014. The volume of natural gas sold in the three months ended March 31, 2015 decreased to 8,947 mcf from 9,653 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.83 per mcf from $4.59 per mcf realized for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Oil
Bbls sold	794	1,007
Average price	$70.25	$95.84
Natural gas
Mcf sold	8,947	9,653
Average price	$3.83	$4.59

General and administrative expenses decreased to $17,476 for the three months ended March 31, 2015 from $45,322 for the comparable period in 2014 primarily due to a reduction in professional consulting fees and the consolidation of a remote office.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2014.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

May 14, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President