Form 10-Q
period 2015-06-30
TIDELANDS ROYALTY TRUST B
filed 2015-08-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date: As of August 1, 2015, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2015 and December 31, 2014

ASSETS
	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$504,213	$777,926
Oil, natural gas and other mineral properties	2	2

Total assets	$504,215	$777,928

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$20,906	$168,521

Total current liabilities	$20,906	$168,521

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$483,309	$609,407

	$504,215	$777,928

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Oil and natural gas royalties	$76,533	$131,397	$166,545	$272,187
Interest income	4	52	10	55

Total income	$76,537	$131,449	$166,555	$272,242
Expenses:
General and administrative	$80,536	$94,435	$98,011	$139,757

Distributable income (loss) before Federal income taxes	(3,999)	37,014	68,544	132,485
Federal income taxes of subsidiary (refundable)	—	—	—	—

Distributable income (loss)	$(3,999)	$37,014	$68,544	$132,485

Distributable income (loss) per unit	$0.00	$0.03	$0.05	$0.10

Distributions per unit	$0.02	$0.06	$0.14	$0.16

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Trust corpus, beginning of period	$609,407	$600,803
Distributable income	68,544	132,485
Distributions to unitholders	(194,642)	(224,004)

Trust corpus, end of period	$483,309	$509,284

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Trust’s wholly owned subsidiary, Tidelands Royalty “B” Corporation (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”), holds title to interests in properties subject to the 1951 Contract that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. Tidelands Corporation is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Leases

As of August 1, 2015, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 1, 2015, four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Renaissance Offshore LLC (100.00% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Fieldwood Energy LLC (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	ENI Petroleum USA LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

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

There was no change in the amount of active wells from June 30, 2014 to June 30, 2015.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended June 30, 2015. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended June 30, 2015, Tidelands realized approximately 57% of its royalty income from the sale of oil and approximately 43% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended June 30, 2015 decreased to $0.05 from $0.10 for the comparable period in 2014. Distributions per unit amounted to $0.14 for the six months June 30, 2015, down from $0.16 for the comparable period in 2014. During the six months ended June 30, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

For the six months ended June 30, 2015, oil production decreased to 1,613 barrels (bbls) and natural gas production increased to 21,210 thousand cubic feet (mcf) from 2,086 bbls of oil and 13,924 mcf of natural gas for the comparable period in 2014. For the six months ended June 30, 2015, the average price realized for oil decreased to $59.11 per bbl from the average price of $97.90 per bbl realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.36 per mcf from the average price of $4.84 per mcf realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
March 31, 2014	1,007	9,653	$0.07	$0.10
June 30, 2014	1,079	4,271	$0.03	$0.06
September 30, 2014	1,183	26,892	$0.16	$0.03
December 31, 2014	1,268	12,346	$0.10	$0.17
March 31, 2015	794	8,947	$0.05	$0.12
June 30, 2015	819	12,263	$0.00	$0.02

Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Income from oil and natural gas royalties decreased to $76,533 during the three months ended June 30, 2015 from $131,397 realized for the comparable period in 2014. The decrease was primarily due to a decrease in the production and price of oil and a decrease in the price of natural gas.

Distributable loss was $3,999 for the three months ended June 30, 2015 compared to distributable income of $37,014 for the comparable period in 2014.

Income from oil royalties decreased to $39,574 for the three months ended June 30, 2015 from $107,706 realized for the comparable period in 2014, primarily due to a decrease in the production and price of oil. The volume of oil sold in the three months ended June 30, 2015 decreased to 819 bbls from 1,079 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $48.32 per bbl for the three months ended June 30, 2015 from $99.82 per bbl realized for the comparable period in 2014.

Income from natural gas royalties increased to $36,959 for the three months ended June 30, 2015 from $23,691 realized for the comparable period in 2014. The volume of natural gas sold in the three months ended June 30, 2015 increased to 12,263 mcf from 4,271 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.01 per mcf from $5.41 per mcf realized for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Oil
Bbls sold	819	1,079
Average price	$48.32	$99.82
Natural gas
Mcf sold	12,263	4,271
Average price	$3.01	$5.41

General and administrative expenses decreased to $80,536 for the three months ended June 30, 2015 from $94,435 for the comparable period in 2014 primarily due to a reduction in professional fees and expenses paid in the quarter.

Results of Operations – Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Income from oil and natural gas royalties decreased to $166,545 during the six months ended June 30, 2015 from $272,187 realized for the comparable period in 2014. The decrease was primarily due to a decrease in the production and price of oil and a decrease in the price of natural gas.

Distributable income decreased to $68,544 for the six months ended June 30, 2015 compared to $132,485 for the comparable period in 2014.

Income from oil royalties decreased to $95,344 for the six months ended June 30, 2015 from $204,219 realized for the comparable period in 2014, primarily due to a decrease in the production and price of oil. The volume of oil sold in the six months ended June 30, 2015 decreased to 1,613 bbls from 2,086 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $59.11 per bbl for the six months ended June 30, 2015 from $97.90 per bbl realized for the comparable period in 2014.

Income from natural gas royalties increased to $71,201 for the six months ended June 30, 2015 from $67,967 realized for the comparable period in 2014. The volume of natural gas sold in the six months ended June 30, 2015 increased to 21,210 mcf from 13,924 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.36 per mcf from $4.84 per mcf realized for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,613	2,086
Average price	$59.11	$97.90
Natural gas
Mcf sold	21,210	13,924
Average price	$3.36	$4.84

General and administrative expenses decreased to $98,011 for the six months ended June 30, 2015 from $139,757 for the comparable period in 2014 primarily due to decreased professional fees and expenses paid in the quarter.

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

As of June 30, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B” Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

August 14, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President