Form 10-Q
period 2015-09-30
TIDELANDS ROYALTY TRUST B
filed 2015-11-16
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2015 and December 31, 2014

ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$572,650	$777,926
Oil, natural gas and other mineral properties	2	2

Total assets	$572,652	$777,928

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$70,278	$168,521

Total current liabilities	$70,278	$168,521

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$502,374	$609,407

	$572,652	$777,928

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income:
Oil and natural gas royalties	$115,617	$253,703	$282,162	$525,890
Interest income	2	2	12	57

Total income	$115,619	$253,705	$282,174	$525,947

Expenses:
General and administrative	$25,900	$29,703	$123,911	$169,460

Distributable income (loss) before Federal income taxes	89,719	224,002	158,263	356,487
Federal income taxes of subsidiary (refundable)	—	—	—	—

Distributable income (loss)	$89,719	$224,002	$158,263	$356,487

Distributable income (loss) per unit	$0.06	$0.16	$0.11	$0.26

Distributions per unit	$0.05	$0.07	$0.19	$0.23

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Trust corpus, beginning of period	$609,407	$600,803
Distributable income	158,263	356,487
Distributions to unitholders	(265,296)	(323,666)

Trust corpus, end of period	$502,374	$633,624

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Note 2. Basis of Accounting

The financial statements of Tidelands are prepared on the modified cash basis method and are not intended to present Tideland’s financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method the financial statements of Tidelands differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month when received by Tidelands rather than in the month of production.

•	Tidelands’ expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.

•	At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been included. All income from oil and natural gas royalties relate to proved developed oil and natural gas reserves.

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

The Leases

As of November 1, 2015, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 1, 2015, all four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are 9 active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from one year to 19 years. Information on each of the nine wells is presented in the following table:

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

There was no change in the amount of active wells from September 30, 2014 to September 30, 2015.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2015. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2015, Tidelands realized approximately 65% of its royalty income from the sale of oil and approximately 35% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2015 decreased to $0.06 from $0.16 for the comparable period in 2014. Distributions per unit amounted to $0.05 for the three months September 30, 2015, up from $0.03 for the comparable period in 2014. During the three months ended September 30, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

During the nine months ended September 30, 2015, Tidelands realized approximately 60% of its royalty income from the sale of oil and approximately 40% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2014, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas.

For the nine months ended September 30, 2015, oil production decreased to 2,940 barrels (bbls) and natural gas production decreased to 35,037 thousand cubic feet (mcf) from 3,269 barrels of oil and 40,806 mcf of gas the comparable period in 2014. For the nine months ended September 30, 2015, the average price realized for oil decreased to $57.82 per bbl from the average price of $99.38 per bbl realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.20 per mcf from the average price of $4.89 per mcf realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
June 30, 2014	1,079	4,271	$0.03	$0.06
September 30, 2014	1,183	26,892	$0.16	$0.03
December 31, 2014	1,268	12,346	$0.10	$0.17
March 31, 2015	794	8,947	$0.05	$0.12
June 30, 2015	819	12,263	$0.00	$0.02
September 30, 2015	1,327	13,827	$0.06	$0.05

Results of Operations – Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Income from oil and natural gas royalties decreased to $115,617 during the three months ended September 30, 2015 from $253,703 realized for the comparable period in 2014. The decrease was primarily due to a decrease in the price of oil and natural gas.

Distributable income decreased to $89,719 for the three months ended September 30, 2015 compared to $224,002 for the comparable period in 2014.

Income from oil royalties decreased to $74,587 for the three months ended September 30, 2015 from $120,666 realized for the comparable period in 2014, primarily due to a decrease in the price of oil. The volume of oil sold in the three months ended September 30, 2015 increased to 1,327 bbls from 1,183 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $56.24 per bbl for the three months ended September 30, 2015 from $102.00 per bbl realized for the comparable period in 2014.

Income from natural gas royalties decreased to $41,030 for the three months ended September 30, 2015 from $133,037 realized for the comparable period in 2014. The volume of natural gas sold in the three months ended September 30, 2015 decreased to 13,827 mcf from 26,882 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $2.97 per mcf from $4.93 per mcf realized for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,327	1,183
Average price	$56.24	$102.00
Natural gas
Mcf sold	13,827	26,882
Average price	$2.97	$4.93

General and administrative expenses decreased to $25,900 for the three months ended September 30, 2015 from $29,703 for the comparable period in 2014 primarily due to a reduction in professional fees and expenses paid in the quarter.

Results of Operations – Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Income from oil and natural gas royalties decreased to $282,162 during the nine months ended September 30, 2015 from $525,890 realized for the comparable period in 2014. The decrease was primarily due to a decrease in the production and price of oil and natural gas.

Distributable income decreased to $158,263 for the nine months ended September 30, 2015 compared to $356,487 for the comparable period in 2014.

Income from oil royalties decreased to $169,963 for the nine months ended September 30, 2015 from $324,906 realized for the comparable period in 2014, primarily due to a decrease in the price of oil. The volume of oil sold in the nine months ended September 30, 2015 decreased to 2,940 bbls from 3,269 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $57.82 per bbl for the nine months ended September 30, 2015 from $99.38 per bbl realized for the comparable period in 2014.

Income from natural gas royalties decreased to $112,199 for the nine months ended September 30, 2015 from $200,984 realized for the comparable period in 2014. The volume of natural gas sold in the nine months ended September 30, 2015 decreased to 35,037 mcf from 40,806 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.20 per mcf from $4.89 per mcf realized for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Oil
Bbls sold	2,940	3,269
Average price	$57.82	$99.38
Natural gas
Mcf sold	35,037	40,806
Average price	$3.20	$4.89

General and administrative expenses decreased to $123,911 for the nine months ended September 30, 2015 from $169,460 for the comparable period in 2014 primarily due to decreased professional fees and expenses paid in the quarter.

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

As of September 30, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

November 16, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President