Form 10-K
period 2015-12-31
TIDELANDS ROYALTY TRUST B
filed 2016-03-30
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the units of beneficial interest held by non-affiliates of the registrant at June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,447,713. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

The number of units of beneficial interest outstanding as of March 30, 2016 was 1,386,375 units.

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

As of March 30, 2016, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas (collectively, the “Royalty Area”). As of March 30, 2016, all four of Tidelands’ assigned leases contained active wells. Tidelands’

overriding royalty interest on three of the four current leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on four of the leases Chevron or its assignees acquired prior to the Acquisition Expiration Date, so long as such leases are active properties. The four leases in which Tidelands had an overriding royalty interest during 2015 are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2015 Royalties	Operator(s)	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	$224,519	Black Elk Energy Offshore Operations, LLC/ Renaissance Offshore LLC (1)	Black Elk Energy Offshore Operations, LLC/Renaissance Offshore LLC (100% Ownership Interest) (1)
West Cameron	165	758	5,000	4.1662%	$141,059	Apache Corporation/Fieldwood Energy LLC (2)	Apache Corporation/Fieldwood Energy LLC (100.00% Ownership Interest) (2)
West Cameron	225	900	3,750	1.0416%	$7,932	Eni US Operating Co., Inc.	Eni Petroleum US LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$0	Apache Corporation	Apache Corporation (100.00% Ownership Interest)

Total			17,188		$373,510

(1)	On August 15, 2014, Black Elk Energy Offshore Operations, LLC completed a sale of certain assets, including 100% of its ownership interest in Sabine Pass Block 13, to Renaissance Offshore LLC.
(2)	On September 30, 2013, Apache Corporation completed a sale of certain assets, including 100% of its ownership interest in West Cameron Block 165, to Fieldwood Energy LLC.

In 2015, royalty income from the sale of oil represented 64% of Tidelands’ total royalty income and royalty income from the sale of natural gas represented 36% of Tidelands’ total royalty income. The production payments and royalty income received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors (1)	2015	2014	2013
Black Elk Energy Offshore Operations, LLC	—	44%	48%
Fieldwood Energy LLC/Apache Corporation	38%	47%	52%
Renaissance Offshore LLC	60%	9%	—
Eni US Operating Co., Inc. (2)	2%	—	—

	100%	100%	100%

(1)

W&T Offshore, Inc. has paid royalties for its 75.00% working interest on Galveston Block 303. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own the remaining 25.00% of the working interest, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. As of May 30, 2012, the lease on Galveston Block 303 was terminated. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 30, 2016, the Trustee is continuing to review its options in connection with the collection of the past due royalties.
(2)	Eni US Operating Co., Inc. is not a working interest owner of record but pays the royalties due to Tidelands from West Cameron Block 225. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. A suspension of production was granted through February 2013. Tidelands has not received further updates regarding production on West Cameron Block 225. However, Tidelands recently began receiving royalty payments from Eni US Operating Co., Inc. for West Cameron Block 225.

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

The trading volume of our units has historically been low, partially because our units are only traded on the OTCQB. In addition, our public float has been further limited because approximately 32.6% of our units were owned by Marine as of March 30, 2016. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Tidelands’ royalties are attributable to a limited number of working interest owners. During 2015, Renaissance Offshore LLC and Apache Corporation/Fieldwood Energy LLC accounted for approximately 60% and 38% of the royalty payments to Tidelands, respectively. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. Tidelands has encountered and may in the future encounter collection issues with one or more of the working interest owners at any time, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders. For example, since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest on Galveston Block 303, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making the payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 30, 2016, the Trustee is continuing to review its options in connection with the collection of the past due royalties.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for the 2015 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

Tidelands did not file any reports during the year ended December 31, 2015 with any U.S. Federal authority or agency with respect to oil and natural gas reserves. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per bbl of oil and mcf of natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2015	2014	2013
Net quantities sold:
Oil (bbls)	4,460	4,537	3,577
Natural gas (mcf)	43,410	53,152	68,935
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$53.47	$97.75	$107.71
Natural gas (per mcf) (1)	$3.11	$5.12	$4.03

(1)	The average sales price is calculated from data provided by the operators of the oil and natural gas leases for which Tidelands has an overriding royalty interest.

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

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2015 is set forth in the table below:

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

Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, a division of the U.S. government (the “BOEM”), show that production from the wells on this field ceased in November 2011. There were no drilling or work over operations on the lease in 2011, and on February 17, 2012, the BOEM approved the suspension of production on this field due to lack of production. On May 30, 2012, the lease was terminated due to the lack of production from the wells on the lease and Tidelands will no longer receive royalty payments from this lease. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest (W&T Offshore, Inc. owns the remaining 75.00% working interest on Galveston Block 303) have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 30, 2016, the Trustee is continuing to review its options in connection with the collection of the past due royalties.

Sabine Pass Block 13: The records of the BOEM show that there were four active wells in this field during the year ended December 31, 2015. Three of the wells are oil wells and one of the wells is a natural gas well.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 30, 2016, 1,386,375 units were held by 208 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2015.

The units of beneficial interest in the Trust trade on the OTCQB and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2015 and 2014 as to the high and low bid prices and includes distributions to unitholders, by quarter, for the past two years:

	Bid Quotation (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2014
First quarter	$3.59	$3.00	$0.10
Second quarter	3.23	2.60	0.06
Third quarter	2.75	1.84	0.07
Fourth quarter	1.95	1.31	0.13

2015
First quarter	$2.20	$1.20	$0.12
Second quarter	2.30	1.25	0.02
Third quarter	1.55	0.99	0.05
Fourth quarter	1.32	1.00	0.04

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $16,500 for the distribution paid to holders of record on December 31, 2015. Such distributions have been made since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2015.

While Tidelands’ Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2015 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Unit Amounts)
Consolidated Statement of Distributable Income Selected Data:
Income – Oil and natural gas royalties	$374	$717	$663	$969	$1,335

Expense – General and administrative expenses	$138	$216	$189	$182	$211
Expense – Federal income taxes (refund) of subsidiary	$—	$—	$—	$(7)	$—

Distributable income	$236	$501	$474	$794	$1,124

Distributable income per unit	$0.17	$0.36	$0.34	$0.57	$0.81

Distributions to unitholders	$321	$493	$573	$777	$1,246
Distributions per unit	$0.23	$0.36	$0.41	$0.56	$0.90

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$580	$778	$754	$874	$963
Trust corpus	$525	$609	$601	$700	$683

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary Review. In general, Tidelands receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2016 will be based upon royalty receipts received in December 2015 and January and February 2016, from natural gas production in September, October and November 2015 and oil production in October, November and December 2015. The distribution to be paid in July 2016 will be based on natural gas production in December 2015 and oil and natural gas production in January and February and oil production in March 2016.

Tidelands’ distributable income in 2015 was $236,070 or $0.17 per unit as compared to $501,166 or $0.36 per unit in 2014 and $473,760 or $0.34 per unit in 2013.

Oil and natural gas prices fluctuated during 2015 and 2014, with average oil and natural gas prices realized in 2015 generally below the prices realized in 2014. Recently, average prices for oil and natural gas have decreased from the average prices realized in 2015. For example, in March 2016, the average price quoted for oil delivered onshore in Louisiana had decreased to $39.46 per barrel from $41.60 per barrel in September 2015. In March 2016, natural gas prices were down to $1.81 per mcf from $2.59 per mcf in September 2015.

Year Ended December 31, 2015 Compared to Years Ended December 31, 2014 and 2013. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2015, 2014 and 2013.

	For Year Ended December 31,
	2015	2014	2013
Income:
Oil royalties	$238,468	$443,492	$385,279
Natural gas royalties (net of expenses)	135,042	273,430	277,710

	$373,510	$716,922	$662,989
Net production quantities:
Oil (bbls)	4,460	4,537	3,577
Natural gas (mcf)	43,410	53,152	68,935

Average net prices received:
Oil (per bbl)(1)	$53.47	$97.75	$107.71
Natural gas (per mcf)(1)	$3.11	$5.12	$4.03

(1)	These amounts are net of the transportation costs from offshore leases to onshore receiving points.

Revenue from oil royalties amounted to $238,468 in 2015, a decrease from the $443,492 realized in 2014. The average price realized per bbl of oil decreased to $53.47 in 2015 from the $97.75 realized in 2014. In 2015, oil production decreased to 4,460 bbls from the 4,537 bbls produced in 2014.

Revenue from oil royalties amounted to $443,492 in 2014, an increase from the $385,729 realized in 2013. The average price realized per bbl of oil decreased to $97.75 in 2014 from the $107.71 realized in 2013. In 2014, oil production increased to 4,537 bbls from the 3,577 bbls produced in 2013.

Revenue from natural gas royalties, net of expenses, amounted to $135,042 in 2015, a decrease from the $273,430 realized in 2014. In 2015, the average price per mcf of natural gas decreased to $3.11 from the $5.12 realized in 2014, while natural gas production decreased to 43,410 mcf from the 53,152 mcf produced in 2014.

Revenue from natural gas royalties, net of expenses, amounted to $273,430 in 2014, a decrease from the $277,710 realized in 2013. In 2014, the average price per mcf of natural gas increased to $5.12 from the $4.03 realized in 2013, while natural gas production decreased to 53,152 mcf from the 68,935 mcf produced in 2013. Royalties received from Sabine Pass Block 13 were up 12% in 2014 as compared to those royalties received in 2013.

General and administrative expenses were $137,509 in 2015, a decrease from $215,845 for 2014. This decrease is primarily due to decreased costs associated with professional fees associated with the transition resulting from Southwest Bank’s appointment as Trustee and costs incurred for the transition in the prior year, which were one time transition costs that are no longer being incurred. General and administrative expenses were $215,845 in 2014, an increase from $189,245 for 2013. This increase was primarily due to increased costs associated with the transition resulting from Southwest Bank’s appointment as Trustee.

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

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation, under the “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during 2015.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Southwest Bank, Trustee (2)	2015	$21,125
	2014	$10,000

U.S. Trust, Bank of America Private Wealth Management, former Trustee (2)	2014	$11,125
	2013	$21,125

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	U.S. Trust, Bank of America Private Wealth Management served as corporate trustee until the appointment of Southwest Bank, effective May 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of March 30, 2016:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust 2911 Turtle Creek Blvd., Ste. 850 Dallas, Texas 75219	452,366 units	32.6%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of 2015. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Name of Individual or Entity	Year	Amount Paid
Marine Petroleum Corporation	2015	$—
	2014	$9,000
	2013	$36,000

Item 14.	Principal Accountant Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P., independent registered public accounting firm, for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Stockholders of

Tidelands Royalty Trust “B” and subsidiary

We have audited the accompanying consolidated statements of assets, liabilities and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2015 and 2014, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2015. The Trust’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary as of December 31, 2015 and 2014, and distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2015 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P

Dallas, Texas

March 30, 2016

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$579,803	$777,926
Producing oil and natural gas properties	2	2
Federal income taxes refundable	—	—

Total assets	$579,805	$777,928

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	55,201	168,521

Total current liabilities	$55,201	$168,521

Trust corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	524,604	609,407

	$579,805	$777,928

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Years ended December 31,

	2015	2014	2013
Income:
Oil and natural gas royalties	$373,510	$716,922	$662,989
Interest income	69	89	16

Total income	$373,579	$717,011	$663,005

Expenses:
General and administrative expenses	$137,509	$215,845	$189,245

Distributable income before Federal income taxes	236,070	501,166	473,760
Federal income taxes of subsidiary	—	—	—

Distributable income	$236,070	$501,166	$473,760

Distributable income per unit	$0.17	$0.36	$0.34

Distributions per unit	$0.23	$0.36	$0.41

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Years ended December 31,

	2015	2014	2013

Trust corpus, beginning of year	$609,407	$600,803	$699,777
Distributable income	236,070	501,166	473,760
Distributions to unitholders	(320,873)	(492,562)	(572,734)

Trust corpus, end of year	$524,604	$609,407	$600,803

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Trust and its subsidiary have no employees. Tidelands Corporation has entered into an arrangement with Marine Petroleum Corporation (a wholly-owned subsidiary of Marine Petroleum Trust, an affiliate of the Trust) to share certain administrative expenses related to the use of office space that was leased through April 30, 2014 and to assist the trustee in the administration of the Trust. For the years ended December 31, 2015, 2014 and 2013, Tidelands Corporation paid $0, $9,000 and $36,000, respectively, to Marine Petroleum Corporation as reimbursement for the use of such office space. At December 31, 2015 and 2014, Marine Petroleum Trust owned 32.6% of the Trust’s outstanding units of beneficial interest.

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

U.S. Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2015 and 2014. Tidelands Corporation uses the cash method of reporting for Federal income taxes.

The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to U.S. Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2015, the Trust’s tax years 2012 and thereafter remain subject to examination.

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

Tidelands had cash and cash equivalents of $579,803 and $777,926 at December 31, 2015 and 2014, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market accounts.

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

(i)	Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2015	2014	2013
Black Elk Energy Offshore Operations, LLC	—	44%	48%
Fieldwood Energy LLC/Apache Corporation	38%	47%	52%
Renaissance Offshore LLC	60%	9%	—
Eni Operating Co., Inc.	2%	—	—

	100%	100%	100%

(2)	BASIS OF ACCOUNTING

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

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or that are otherwise doing business, in Texas. Under the Texas franchise tax statute, a 0.75% tax (in certain cases not applicable here, the tax rate is 0.475%) is imposed for reports due in 2016 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

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

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2015.

(4)	SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust without unreasonable effort or expense. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For the Year Ended December 31,
	2015	2014	2013
Net production quantities:
Oil (bbls)	4,460	4,537	3,577
Natural gas (mcf)	43,410	53,152	68,935

(5)	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2015 and 2014 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income (Loss)	Distributable Income (Loss) Per Unit
Quarter ended:
March 31, 2014	$140,790	$95,471	$0.07
June 30, 2014	131,397	37,014	0.03
September 30, 2014	253,703	224,002	0.16
December 31, 2014	191,032	144,679	0.10

	$716,922	$501,166	$0.36

Quarter ended:
March 31, 2015	$90,012	$72,543	$0.05
June 30, 2015	76,533	(3,999)	0.00
September 30, 2015	115,617	89,719	0.06
December 31, 2015	91,348	77,807	0.06

	$373,510	$236,070	$0.17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 30, 2016	(Registrant)

By: Southwest Bank (in its capacity as Corporate Trustee
of Tidelands Royalty Trust “B” and not in
its individual capacity or otherwise)

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE

Southwest Bank	Corporate Trustee	March 30, 2016

By:	/s/ Ron E. Hooper
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