Form 10-Q
period 2016-03-31
TIDELANDS ROYALTY TRUST B
filed 2016-05-16
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2016 and December 31, 2015

ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$583,136	$579,803
Oil, natural gas and other mineral properties	2	2

Total assets	$583,138	$579,805

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$84,637	$55,201

Total current liabilities	$84,637	$55,201

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$498,501	$524,604

	$583,138	$579,805

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income:
Oil and natural gas royalties	$82,201	$90,012
Interest income	10	6

Total income	$82,211	$90,018

Expenses:
General and administrative	$20,283	$17,475

Distributable income before Federal income taxes	61,928	72,543
Federal income taxes of subsidiary	$3,019	$—

Distributable income	$58,909	$72,543

Distributable income per unit	$0.04	$0.05

Distributions per unit	$0.06	$0.13

Units outstanding	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Trust corpus, beginning of period	$524,604	$609,407
Distributable income	58,909	72,543
Distributions to unitholders	(85,012)	(173,361)

Trust corpus, end of period	$498,501	$508,589

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 1, 2016, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 1, 2016 all four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are seven active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from approximately four years to fourteen years. Information on each of the seven wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	003	Gas	July 2012

There was a decrease in active wells from nine wells as of March 31, 2015 to seven wells as of March 31, 2016.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2016. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended March 31, 2016, Tidelands realized approximately 73% of its royalty income from the sale of oil and approximately 27% of its royalty income from the sale of natural gas. During the three months ended March 31, 2015, Tidelands realized approximately 62% of its royalty income from the sale of oil and approximately 38% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2016 decreased to $0.04 from $0.05 for the comparable period in 2015. Distributions per unit amounted to $0.06 for the three months March 31, 2016, down from $0.13 for the comparable period in 2015. During the three months ended March 31, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
December 31, 2014	1,268	12,346	$0.10	$0.17
March 31, 2015	794	8,947	$0.05	$0.12
June 30, 2015	819	12,263	$0.00	$0.02
September 30, 2015	1,327	13,827	$0.06	$0.05
December 31, 2015	1,520	8,373	$0.05	$0.04
March 31, 2016	1,529	12,370	$0.04	$0.06

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Income from oil and natural gas royalties decreased to $82,201 during the three months ended March 31, 2016 from $90,012 realized for the comparable period in 2015. The decrease was primarily due to a decrease in the price of oil and natural gas, offset by an increase in the production of oil and natural gas.

Distributable income decreased to $58,909 for the three months ended March 31, 2016 compared to $72,543 for the comparable period in 2015.

Income from oil royalties increased to $59,676 for the three months ended March 31, 2016 from $55,779 realized for the comparable period in 2015, primarily due to an increase in the production of oil. The volume of oil sold in the three months ended March 31, 2016 increased to 1,529 bbls from 794 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $39.03 per bbl for the three months ended March 31, 2016 from $70.25 per bbl realized for the comparable period in 2015.

Income from natural gas royalties decreased to $22,525 for the three months ended March 31, 2016 from $34,233 realized for the comparable period in 2015. The volume of natural gas sold in the three months ended March 31, 2016 increased to 12,370 mcf from 8,947 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.82 per mcf from $3.83 per mcf realized for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,529	794
Average price	$39.03	$70.25
Natural gas
Mcf sold	12,370	8,947
Average price	$1.82	$3.83

General and administrative expenses increased to $20,283 for the three months ended March 31, 2016 from $17,475 for the comparable period in 2015 primarily due to the timing of payment of professional fees and expenses paid in the quarter.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2015.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

May 16, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President