Form 10-Q
period 2016-06-30
TIDELANDS ROYALTY TRUST B
filed 2016-08-15
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date: As of August 1, 2016, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2016 and December 31, 2015

ASSETS
	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$464,176	$579,803
Oil, natural gas and other mineral properties	2	2

Total assets	$464,178	$579,805

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$—	$55,201

Total current liabilities	$—	$55,201

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$464,178	$524,604

	$464,178	$579,805

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Oil and natural gas royalties	$35,738	$76,533	$117,939	$166,545
Interest income	20	4	30	10

Total income	$35,758	$76,537	$117,969	$166,555
Expenses:
General and administrative	$70,081	$80,536	$90,364	$98,011

Distributable income (loss) before Federal income taxes	(34,323)	(3,999)	27,605	68,544
Federal income taxes of subsidiary	—	—	3,019	—

Distributable income (loss)	$(34,323)	$(3,999)	$24,586	$68,544

Distributable income (loss) per unit	$(0.02)	$0.00	$0.02	$0.05

Distributions per unit	$0.00	$0.02	$0.06	$0.14

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Trust corpus, beginning of period	$524,604	$609,407
Distributable income	24,586	68,544
Distributions to unitholders	(85,012)	(194,642)

Trust corpus, end of period	$464,178	$483,309

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Leases

As of August 1, 2016, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 1, 2016 all four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

There was a decrease in active wells from nine wells as of June 30, 2015 to seven wells as of June 30, 2016.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the six months ended June 30, 2016. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended June 30, 2016, Tidelands realized approximately 73% of its royalty income from the sale of oil and approximately 27% of its royalty income from the sale of natural gas. During the six months ended June 30, 2015, Tidelands realized approximately 57% of its royalty income from the sale of oil and approximately 43% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended June 30, 2016 decreased to $0.02 from $0.05 for the comparable period in 2015. Distributions per unit amounted to $0.06 for the six months June 30, 2016, down from $0.14 for the comparable period in 2015. During the six months ended June 30, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income (Loss) per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
March 31, 2015	794	8,947	$0.05	$0.12
June 30, 2015	819	12,263	$0.00	$0.02
September 30, 2015	1,327	13,827	$0.06	$0.05
December 31, 2015	1,520	8,373	$0.05	$0.04
March 31, 2016	1,529	12,370	$0.04	$0.06
June 30, 2016	889	5,979	$(0.02)	$0.00

Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Income from oil and natural gas royalties decreased to $35,738 during the three months ended June 30, 2016 from $76,533 realized for the comparable period in 2015. The decrease was primarily due to a decrease in the production of natural gas and a decrease in the price of oil and natural gas.

Distributable loss increased to $34,323 for the three months ended June 30, 2016 compared to a distributable loss of $3,999 for the comparable period in 2015. As a result, after the payment of expenses, there were no funds available for distribution on July 14, 2016 to the unitholders of record as of June 30, 2016.

Income from oil royalties decreased to $26,697 for the three months ended June 30, 2016 from $39,574 realized for the comparable period in 2015, primarily due to a decrease in the price of oil. The volume of oil sold in the three months ended June 30, 2016 increased to 889 bbls from 819 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $30.03 per bbl for the three months ended June 30, 2016 from $48.32 per bbl realized for the comparable period in 2015.

Income from natural gas royalties decreased to $9,041 for the three months ended June 30, 2016 from $36,959 realized for the comparable period in 2015, primarily due to a decrease in the price and production of natural gas. The volume of natural gas sold in the three months ended June 30, 2016 decreased to 5,979 mcf from 12,263 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.51 per mcf from $3.01 per mcf realized for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Oil
Bbls sold	889	819
Average price	$30.03	$48.32
Natural gas
Mcf sold	5,979	12,263
Average price	$1.51	$3.01

General and administrative expenses decreased to $70,081 for the three months ended June 30, 2016 from $80,536 for the comparable period in 2015 primarily due to the timing of payments of, and a reduction in, professional fees and expenses paid in the quarter.

Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Income from oil and natural gas royalties decreased to $117,939 during the six months ended June 30, 2016 from $166,545 realized for the comparable period in 2015. The decrease was primarily due to a decrease in the price of oil and natural gas and a decrease in the production of natural gas, offset by an increase in the production of oil.

Distributable income decreased to $24,586 for the six months ended June 30, 2016 compared to $68,544 for the comparable period in 2015.

Income from oil royalties decreased to $86,371 for the six months ended June 30, 2016 from $95,344 realized for the comparable period in 2015, primarily due to a decrease in the price of oil. The volume of oil sold in the six months ended June 30, 2016 increased to 2,418 bbls from 1,613 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $35.72 per bbl for the six months ended June 30, 2016 from $59.11 per bbl realized for the comparable period in 2015.

Income from natural gas royalties decreased to $31,568 for the six months ended June 30, 2016 from $71,201 realized for the comparable period in 2015, primarily due to a decrease in the price of natural gas. The volume of natural gas sold in the six months ended June 30, 2016 decreased to 18,349 mcf from 21,210 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.72 per mcf from $3.36 per mcf realized for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Oil
Bbls sold	2,418	1,613
Average price	$35.72	$59.11
Natural gas
Mcf sold	18,349	21,210
Average price	$1.72	$3.36

General and administrative expenses decreased to $90,364 for the six months ended June 30, 2016 from $98,011 for the comparable period in 2015 primarily due to the timing of payments of, and a reduction in, professional fees and expenses paid in the quarter.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the risks set forth in this Quarterly Report on Form 10-Q. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

As of June 30, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2015, other than as set forth below:

Oil and natural gas prices, which are subject to fluctuations, have declined substantially from historical highs and may remain depressed for the foreseeable future. The depression in oil and natural gas prices has resulted in, and is expected to continue to result in, lower royalty payments to Tidelands and lower cash distributions to its unitholders.

Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. During 2015 and 2016, oil and natural gas prices experienced a significant decline and the depression of oil and natural gas prices may continue for the foreseeable future. This decline in oil and natural gas prices has had, and could continue to have, a material adverse effect on Tidelands’ distributable income. Any sustained decline in Tidelands’ distributable income would cause a decrease in the value of cash distributions to its unitholders and could result in Tidelands being unable to make a cash distribution to its unitholders in one or more quarters, as well as result in a decrease in the market price for the units. As a result of recent declines in Tidelands’ distributable income, it was unable to make its scheduled July 2016 distribution to its unitholders of record as of June 30, 2016 because there were no funds available for distribution after the payment of expenses.

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:

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

The volatility of oil and natural gas prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil and natural gas produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

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

TIDELANDS ROYALTY TRUST “B” Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

August 15, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President