Form 10-Q
period 2016-09-30
TIDELANDS ROYALTY TRUST B
filed 2016-11-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$495,154	$579,803
Oil, natural gas and other mineral properties	2	2

Total assets	$495,156	$579,805

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$—	$55,201

Total current liabilities	$—	$55,201

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$495,156	$524,604

	$495,156	$579,805

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Oil and natural gas royalties	$51,876	$115,617	$169,815	$282,162
Interest income	8	2	38	12

Total income	$51,884	$115,619	$169,853	$282,174

Expenses:
General and administrative	$20,656	$25,900	$111,020	$123,911

Distributable income before Federal income taxes	31,228	87,719	58,833	158,263
Federal income taxes of subsidiary	250	—	3,269	—

Distributable income	$30,978	$89,719	$55,564	$158,263

Distributable income per unit	$0.02	$0.06	$0.04	$0.11

Distributions per unit	$—	$0.05	$0.06	$0.19

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Trust corpus, beginning of period	$524,604	$609,407
Distributable income	55,564	158,263
Distributions to unitholders	(85,012)	(265,296)

Trust corpus, end of period	$495,156	$502,374

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Total estimated reserve for future expenses deducted from calculated distributable income for the three months and nine months ended September 30, 2016 was 26,500 and 54,500, respectively. Such payments are to be made within 15 days after the record date.

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

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute the distributable income that is actually collected to unitholders. As an administrator of oil and natural gas royalty interests, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter, subject to the availability of distributable income on the distribution determination date after the payment of expenses.

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

The Leases

As of November 1, 2016, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 1, 2016 all four of Tidelands’ assigned leases contained active wells. As of November 1, 2013, the wells on West Cameron Block 225 were shut-in and remain shut-in. As a royalty owner, Tidelands does not participate in operating decisions and has not received information from the working interest owners, ENI Petroleum USA LLC or Mariner Energy Resources, Inc., regarding the shut-in status of the wells on West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

There number of active wells has not changed from September 30, 2015 to September 30, 2016.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2016. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended September 30, 2016, Tidelands realized approximately 72% of its royalty income from the sale of oil and approximately 28% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2015, Tidelands realized approximately 60% of its royalty income from the sale of oil and approximately 40% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended September 30, 2016 decreased to $0.04 from $0.11 for the comparable period in 2015. Distributions per unit amounted to $0.06 for the nine months September 30, 2016, down from $0.19 for the comparable period in 2015. During the nine months ended September 30, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

Quarter Ended	Net Production Quantities		Distributable Income (Loss) per	Distributions
	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
June 30, 2015	819	12,263	$—	$0.02
September 30, 2015	1,327	13,827	$0.06	$0.05
December 31, 2015	1,520	8,373	$0.05	$0.04
March 31, 2016	1,529	12,370	$0.04	$0.06
June 30, 2016	889	5,979	$(0.02)	$—
September 30, 2016	913	7,877	$0.02	$—

Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Income from oil and natural gas royalties decreased to $51,876 during the three months ended September 30, 2016 from $115,617 realized for the comparable period in 2015. The decrease was primarily due to a decrease in the production and price of natural gas and oil.

Distributable income decreased to $30,978 for the three months ended September 30, 2016 compared to distributable income of $89,719 for the comparable period in 2015. Although there was distributable income remaining after the payment of expenses, due to the timing of the revenue receipts establishment of reserve for future expenses, and the payment of expenses, the distributable income was not sufficient to have funds available on the distribution date for distribution on October 14, 2016 to the unitholders of record as of September 30, 2016. There were also no funds available on the distribution date for distribution on July 14, 2016 to the unitholders of record as of June 30, 2016.

Income from oil royalties decreased to $37,464 for the three months ended September 30, 2016 from $74,587 realized for the comparable period in 2015, primarily due to a decrease in the price and production of oil. The volume of oil sold in the three months ended September 30, 2016 decreased to 913 bbls from 1,327 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $41.02 per bbl for the three months ended September 30, 2016 from $56.24 per bbl realized for the comparable period in 2015.

Income from natural gas royalties decreased to $14,412 (net of expenses) for the three months ended September 30, 2016 from $41,030 realized for the comparable period in 2015, primarily due to a decrease in the price and production of natural gas. The volume of natural gas sold in the three months ended September 30, 2016 decreased to 7,877 mcf from 13,827 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.83 per mcf from $2.97 per mcf realized for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Oil
Bbls sold	913	1,327
Average price	$41.02	$56.24
Natural gas
Mcf sold	7,877	13,827
Average price	$1.83	$2.97

General and administrative expenses decreased to $20,656 for the three months ended September 30, 2016 from $25,900 for the comparable period in 2015 primarily due to the timing of payments of, and a reduction in, professional fees and expenses paid in the quarter.

Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Income from oil and natural gas royalties decreased to $169,815 during the nine months ended September 30, 2016 from $282,162 realized for the comparable period in 2015. The decrease was primarily due to a decrease in the price of oil and natural gas and a decrease in the production of natural gas, offset by an increase in the production of oil.

Distributable income decreased to $55,564 for the nine months ended September 30, 2016 compared to $158,263 for the comparable period in 2015.

Income from oil royalties decreased to $123,838 for the nine months ended September 30, 2016 from $169,963 realized for the comparable period in 2015, primarily due to a decrease in the price of oil offset in part by an increase in the production of oil. The volume of oil sold in the nine months ended September 30, 2016 increased to 3,331 bbls from 2,940 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $37.17 per bbl for the nine months ended September 30, 2016 from $57.82 per bbl realized for the comparable period in 2015.

Income from natural gas royalties decreased to $45,977 (net of expenses) for the nine months ended September 30, 2016 from $112,199 realized for the comparable period in 2015, primarily due to a decrease in the price and production of natural gas. The volume of natural gas sold in the nine months ended September 30, 2016 decreased to 26,226 mcf from 35,037 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.75 per mcf from $3.20 per mcf realized for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Oil
Bbls sold	3,331	2,940
Average price	$37.17	$57.82
Natural gas
Mcf sold	26,226	35,037
Average price	$1.75	$3.20

General and administrative expenses decreased to $111,020 for the nine months ended September 30, 2016 from $123,911 for the comparable period in 2015 primarily due to the timing of payments of, and a reduction in, professional fees and expenses paid in the quarter.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Tidelands’ ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the risks set forth in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

As of September 30, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2015, other than as set forth in the Quarterly Report filed on Form 10-Q for the period ended June 30, 2016.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

November 14, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President