Form 10-Q
period 2017-03-31
TIDELANDS ROYALTY TRUST B
filed 2017-05-12
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 5, 2017, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2017 and December 31, 2016

ASSETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$518,352	$523,892
Oil, natural gas and other mineral properties	2	2

Total assets	$518,354	$523,894

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$44,523	$36,228
Federal Income Taxes Payable	883	—

Total current liabilities	$45,406	$36,228

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$472,948	$487,666

	$518,354	$523,894

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 30, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Oil and natural gas royalties	$47,374	$82,201
Interest income	479	10

Total income	$47,853	$82,211

Expenses:
General and administrative	$17,165	$20,283

Distributable income before Federal income taxes	$30,688	$61,928
Federal income taxes of subsidiary	883	3,019

Distributable income	$29,805	$58,909

Distributable income per unit	$0.02	$0.04

Distributions per unit	$0.03	$0.06

Units outstanding	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Trust corpus, beginning of period	$487,666	$524,604
Distributable income	29,805	58,909
Distributions to unitholders	(44,523)	(85,012)

Trust corpus, end of period	$472,948	$498,501

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2017 was $16,500. Such payments are to be made within 15 days after the record date.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and Tidelands Corporation. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 95% of the overriding royalties received by Tidelands Corporation from offshore Louisiana leases owned by Tidelands Corporation, which are retained by and delivered to the Trust on a quarterly basis, and (iii) dividends paid to the Trust by Tidelands Corporation, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 1, 2017, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 1, 2017 all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013; Tidelands recently began receiving royalty payments from EnVen Energy Ventures LLC for West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Black Elk Energy Offshore Operations, LLC/Renaissance Offshore LLC (100% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Fieldwood Energy LLC (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	EnVen Energy Ventures LLC (68.00% Ownership Interest) (f/k/a Eni US Operating Co., Inc.); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

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

There number of active wells has not changed from March 31, 2016 to March 31, 2017.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2017. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended March 31, 2017, Tidelands realized approximately 60% of its royalty income from the sale of oil and approximately 40% of its royalty income from the sale of natural gas. During the three months ended March 31, 2016, Tidelands realized approximately 73% of its royalty income from the sale of oil and approximately 27% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2017 decreased to $0.02 from $0.04 for the comparable period in 2016. Distributions per unit amounted to $0.03 for the three months March 31, 2017, down from $0.06 for the comparable period in 2016. During the three months ended March 31, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income (Loss) per Unit	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)
December 31, 2015	1,520	8,373	$0.05	$0.04
March 31, 2016	1,529	12,370	$0.04	$0.06
June 30, 2016	889	5,979	$(0.02)	$—
September 30, 2016	913	7,877	$0.02	$—
December 31, 2016	1,031	7,291	$0.02	$0.03
March 31, 2017	642	9,511	$0.02	$0.03

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Income from oil and natural gas royalties decreased to $47,374 during the three months ended March 31, 2017 from $82,201 realized for the comparable period in 2016. The decrease was primarily due to a decrease in the production of oil and natural gas that was partially offset by the increases in the price of oil and natural gas.

Distributable income decreased to $29,805 for the three months ended March 31, 2017 compared to distributable income of $58,909 for the comparable period in 2016.

Income from oil royalties decreased to $27,131 for the three months ended March 31, 2017 from $59,676 realized for the comparable period in 2016, primarily due to a decrease in the production of oil. The volume of oil sold in the three months ended March 31, 2017 decreased to 642 bbls from 1,529 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $44.26 per bbl for the three months ended March 31, 2017 from $39.03 per bbl realized for the comparable period in 2016.

Income from natural gas royalties decreased to $20,243 (net of expenses) for the three months ended March 31, 2017 from $22,525 realized for the comparable period in 2016, primarily due to a decrease in the production of natural gas. The volume of natural gas sold in the three months ended March 31, 2017 decreased to 9,511 mcf from 12,370 mcf realized for the comparable period in 2016, and the average price realized for natural gas increased to $1.99 per mcf from $1.82 per mcf realized for the comparable period in 2016.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Oil
Bbls sold	642	1,529
Average price	$44.26	$39.03
Natural gas
Mcf sold	9,511	12,370
Average price	$1.99	$1.82

General and administrative expenses decreased to $17,165 for the three months ended March 31, 2017 from $20,283 for the comparable period in 2016 primarily due to the timing of payments of, and a reduction in, transfer agent fees and printing.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Tidelands’ ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December 31, 2016.

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

TIDELANDS ROYALTY TRUST “B” Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

May 12, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President