Form 10-Q
period 2017-06-30
TIDELANDS ROYALTY TRUST B
filed 2017-08-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of August 1, 2017, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2017 and December 31, 2016

ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:

Cash and cash equivalents	$465,952	$523,892
Oil, natural gas and other mineral properties	2	2

Total assets	$465,954	$523,894

LIABILITIES AND TRUST CORPUS

Current liabilities:

Income distributable to unitholders	$—	$36,228
Federal income taxes payable	883	—

Total current liabilities	$883	$36,228

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$465,071	$487,666

	$465,954	$523,894

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Oil and natural gas royalties	$52,572	$35,738	$99,946	$117,939
Interest income	632	20	1,111	30

Total income	$53,204	$35,758	$101,057	$117,969
Expenses:
General and administrative	$61,081	$70,081	$78,246	$90,364

Distributable income (loss) before Federal income taxes	(7,877)	(34,323)	22,811	27,605
Federal income taxes of subsidiary	—	—	883	3,019

Distributable income (loss)	$(7,877)	$(34,323)	$21,928	$24,586

Distributable income (loss) per unit	$(0.01)	$(0.02)	$0.02	$0.02

Distributions per unit	$—	$—	$0.03	$0.06

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Trust corpus, beginning of period	$487,666	$524,604
Distributable income	21,928	24,586
Distributions to unitholders	(44,523)	(85,012)

Trust corpus, end of period	$465,071	$464,178

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Total estimated reserve for future expenses deducted from calculated distributable income for the three and six months ended June 30, 2017 was $11,500 and $28,000, respectively. Such payments are to be made within 15 days after the record date.

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

The Leases

As of August 1, 2017, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 1, 2017 all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013 and Tidelands recently began receiving royalty payments from EnVen Energy Ventures LLC for West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

There number of active wells has not changed from June 30, 2016 to June 30, 2017.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the six months ended June 30, 2017. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended June 30, 2017, Tidelands realized approximately 61% of its royalty income from the sale of oil and approximately 39% of its royalty income from the sale of natural gas. During the six months ended June 30, 2016, Tidelands realized approximately 73% of its royalty income from the sale of oil and approximately 27% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended June 30, 2017 remained at $0.02 compared to the same period in 2016. Distributions per unit amounted to $0.03 for the six months June 30, 2017, down from $0.06 for the comparable period in 2016. During the six months ended June 30, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income (Loss) per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2016	1,529	12,370	$0.04	$0.06
June 30, 2016	889	5,979	$(0.02)	$—
September 30, 2016	913	7,877	$0.02	$—
December 31, 2016	1,031	7,291	$0.02	$0.03
March 31, 2017	642	9,511	$0.02	$0.03
June 30, 2017	658	7,302	$(0.01)	$—

Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Income from oil and natural gas royalties increased to $52,572 during the three months ended June 30, 2017 from $35,738 realized for the comparable period in 2016. The increase was primarily due to a substantial increase in the price of oil and natural gas, as well as an increase in the production of natural gas, offset in part by a decrease in the production of oil.

Distributable loss decreased to $7,877 for the three months ended June 30, 2017 compared to distributable loss of $34,323 for the comparable period in 2016. As a result of the timing of the revenue receipts and the payment of expenses, there were no funds available for distribution on July 14, 2017 to the unitholders of record as of June 30, 2017.

Income from oil royalties increased to $32,086 for the three months ended June 30, 2017 from $26,697 realized for the comparable period in 2016, primarily due to an increase in the price of oil. The volume of oil sold in the three months ended June 30, 2017 decreased to 658 bbls from 889 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $48.73 per bbl for the three months ended June 30, 2017 from $30.03 per bbl realized for the comparable period in 2016.

Income from natural gas royalties increased to $20,486 (net of expenses) for the three months ended June 30, 2017 from $9,041 realized for the comparable period in 2016, primarily due to an increase in the production and price of natural gas. The volume of natural gas sold in the three months ended June 30, 2017 increased to 7,302 mcf from 5,979 mcf realized for the comparable period in 2016, and the average price realized for natural gas increased to $2.80 per mcf from $1.51 per mcf realized for the comparable period in 2016.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Oil
Bbls sold	658	889
Average price	$48.73	$30.03
Natural gas
Mcf sold	7,302	5,979
Average price (net of expenses)	$2.80	$1.51

General and administrative expenses decreased to $61,081 for the three months ended June 30, 2017 from $70,081 for the comparable period in 2016 primarily due to the timing of payments and a reduction in, transfer agent fees and professional services, offset by an increase in printing costs.

Results of Operations – Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Income from oil and natural gas royalties decreased to $99,946 during the six months ended June 30, 2017 from $117,939 realized for the comparable period in 2016. The decrease was primarily due to a decrease in the production of oil and natural gas that was partially offset by increases in the price of oil and natural gas.

Distributable income decreased to $21,928 for the six months ended June 30, 2017 compared to distributable income of $24,586 for the comparable period in 2016.

Income from oil royalties decreased to $60,497 for the six months ended June 30, 2017 from $86,371 realized for the comparable period in 2016, primarily due to a decrease in the production of oil offset in part by an increase in the price of oil. The volume of oil sold in the six months ended June 30, 2017 decreased to 1,300 bbls from 2,418 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $46.53 per bbl for the six months ended June 30, 2017 from $35.72 per bbl realized for the comparable period in 2016.

Income from natural gas royalties increased to $39,449 (net of expenses) for the six months ended June 30, 2017 from $31,568 realized for the comparable period in 2016, primarily due to an increase in the price of natural gas offset in part by a decrease in the production of natural gas. The volume of natural gas sold in the six months ended June 30, 2017 decreased to 16,813 mcf from 18,349 mcf realized for the comparable period in 2016, and the average price realized for natural gas increased to $2.40 per mcf from $1.72 per mcf realized for the comparable period in 2016.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,300	2,418
Average price	$46.53	$35.72
Natural gas
Mcf sold	16,813	18,349
Average price (net of expenses)	$2.40	$1.72

General and administrative expenses decreased to $78,246 for the six months ended June 30, 2017 from $90,364 for the comparable period in 2016 primarily due to the timing of payments, and a reduction in, transfer agent fees and professional services, offset by an increase in printing costs.

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

As of June 30, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

August 14, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President