Form 10-Q
period 2017-09-30
TIDELANDS ROYALTY TRUST B
filed 2017-11-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 1, 2017, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$466,435	$523,892
Oil, natural gas and other mineral properties	2	2

Total assets	$466,437	$523,894

LIABILITIES AND TRUST CORPUS
Current liabilities:
Income distributable to unitholders	$—	$36,228
Federal income taxes payable	883	—

Total current liabilities	$883	$36,228

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$465,554	$487,666

	$466,437	$523,894

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Oil and natural gas royalties	$28,090	$51,876	$128,036	$169,815
Interest income	621	8	1,732	38

Total income	$28,711	$51,884	$129,768	$169,853
Expenses:
General and administrative	$28,228	$20,656	$106,474	$111,020

Distributable income before Federal income taxes	483	31,228	23,294	58,833
Federal income taxes of subsidiary	—	250	883	3,269

Distributable income	$483	$30,978	$22,411	$55,564

Distributable income per unit	$—	$0.02	$0.02	$0.04

Distributions per unit	$—	$—	$0.03	$0.06

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Trust corpus, beginning of period	$487,666	$524,604
Distributable income	22,411	55,564
Distributions to unitholders	(44,523)	(85,012)

Trust corpus, end of period	$465,554	$495,156

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. There was no estimated reserve for future expenses deducted from calculated distributable income for the three and nine months ended September 30, 2017. Such payments are to be made within 15 days after the record date.

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

The Leases

As of November 1, 2017, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 1, 2017 all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013, and Tidelands recently began receiving royalty payments from EnVen Energy Ventures LLC for West Cameron Block 225. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Renaissance Offshore LLC (100% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Fieldwood Energy LLC (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	EnVen Energy Ventures LLC (68.00% Ownership Interest) (f/k/a Eni US Operating Co., Inc.); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

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

The number of active wells did not change from September 30, 2016 to September 30, 2017.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the nine months ended September 30, 2017. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended September 30, 2017, Tidelands realized approximately 61% of its royalty income from the sale of oil and approximately 39% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2016, Tidelands realized approximately 72% of its royalty income from the sale of oil and approximately 28% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended September 30, 2017 decreased to $0.02 from $0.04 for the same period in 2016. Distributions per unit amounted to $0.03 for the nine months ended September 30, 2017, down from $0.06 for the comparable period in 2016. During the nine months ended September 30, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable Income (Loss) per	Distributions per Unit
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit
June 30, 2016	889	5,979	$(0.02)	$—
September 30, 2016	913	7,877	$0.02	$—
December 31, 2016	1,031	7,291	$0.02	$0.03
March 31, 2017	642	9,511	$0.02	$0.03
June 30, 2017	658	7,302	$(0.01)	$—
September 30, 2017	375	4,170	$—	$—

Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Income from oil and natural gas royalties decreased to $28,090 during the three months ended September 30, 2017 from $51,876 realized for the comparable period in 2016. The decrease was primarily due to a decrease in the production of oil and natural gas and a delay in payment by an operator of one month’s revenue, offset in part by increases in the price of oil and natural gas.

Distributable income decreased to $483 for the three months ended September 30, 2017 compared to distributable income of $30,978 for the comparable period in 2016. As a result of a decrease in the production of both oil and natural gas and a decrease in the price of natural gas, as well as the timing of revenue receipts and the payment of expenses, which was partially offset by an increase in the price of oil, there were no funds available for distribution on October 13, 2017 to the unitholders of record as of September 29, 2017.

Income from oil royalties decreased to $17,542 for the three months ended September 30, 2017 from $37,464 realized for the comparable period in 2016, primarily due to a delay in payment by an operator of one month’s revenue, offset in part by an increase in the price of oil. The volume of oil sold in the three months ended September 30, 2017 decreased to 375 bbls from 913 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $46.86 per bbl for the three months ended September 30, 2017 from $41.02 per bbl realized for the comparable period in 2016.

Income from natural gas royalties decreased to $10,548 (net of expenses) for the three months ended September 30, 2017 from $14,412 realized for the comparable period in 2016, primarily due to a delay in payment by an operator of one month’s revenue and a decrease in natural gas production, offset in part by an increase in the price of natural gas. The volume of natural gas sold in the three months ended September 30, 2017 decreased to 4,170 mcf from 7,877 mcf realized for the comparable period in 2016, and the average price realized for natural gas increased to $2.53 per mcf from $1.83 per mcf realized for the comparable period in 2016.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Oil
Bbls sold	375	913
Average price	$46.86	$41.02
Natural gas
Mcf sold	4,170	7,877
Average price (net of expenses)	$2.53	$1.83

General and administrative expenses increased to $28,228 for the three months ended September 30, 2017 from $20,656 for the comparable period in 2016 primarily due to the timing of payments, and an increase in, transfer agent fees, professional services and printing costs.

Results of Operations – Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Income from oil and natural gas royalties decreased to $128,036 during the nine months ended September 30, 2017 from $169,815 realized for the comparable period in 2016. The decrease was primarily due to a delay of payment by operator of one month’s revenue and a decrease in the production of oil and natural gas, offset in part by increases in the price of oil and natural gas.

Distributable income decreased to $22,411 for the nine months ended September 30, 2017 compared to distributable income of $55,564 for the comparable period in 2016.

Income from oil royalties decreased to $78,055 for the nine months ended September 30, 2017 from $123,838 realized for the comparable period in 2016, primarily due to a delay of payment by operator of one month’s revenue and a decrease in the production of oil offset in part by an increase in the price of oil. The volume of oil sold in the nine months ended September 30, 2017 decreased to 1,675 bbls from 3,331 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $46.60 per bbl for the nine months ended September 30, 2017 from $37.17 per bbl realized for the comparable period in 2016.

Income from natural gas royalties increased to $49,981 (net of expenses) for the nine months ended September 30, 2017 from $45,977 (net of expenses) realized for the comparable period in 2016, primarily due to an increase in the price of natural gas that was partially offset by a delay of payment by operator of one month’s revenue and decrease in the production of natural gas. The volume of natural gas sold in the nine months ended September 30, 2017 decreased to 20,983 mcf from 26,226 mcf realized for the comparable period in 2016, and the average price realized for natural gas increased to $2.38 per mcf from $1.75 per mcf realized for the comparable period in 2016.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,675	3,331
Average price	$46.60	$37.17
Natural gas
Mcf sold	20,983	26,226
Average price (net of expenses)	$2.38	$1.75

General and administrative expenses decreased to $106,474 for the nine months ended September 30, 2017 from $111,020 for the comparable period in 2016 primarily due to the timing of payments, and a reduction in, transfer agent fees and professional services, offset by an increase in printing costs.

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

As of September 30, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Southwest Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

November 14, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President