Form 10-K
period 2017-12-31
TIDELANDS ROYALTY TRUST B
filed 2018-03-29
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-08677

Tidelands Royalty Trust “B”

(Exact name of registrant as specified in its charter)

Texas	75-6007863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee Simmons Bank 2911 Turtle Creek Blvd., Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.6 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of March 1, 2018 was 1,386,375.

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

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

As of March 1, 2018, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas (collectively, the “Royalty Area”). As of March 1, 2018, all four of Tidelands’ assigned leases contained active wells. Tidelands’ overriding royalty interest on three of the four current leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease.

Since the Acquisition Expiration Date has passed, Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. Tidelands will continue to be entitled to receive payments on four of the leases Chevron or its assignees acquired prior to the Acquisition Expiration Date, so long as such leases are active properties. The four leases in which Tidelands had an overriding royalty interest during 2017 are identified in the table below:

Area	Block	Lease Number	Acres	Royalty Interest	2017 Royalties	Operator(s)	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	$150,569	Renaissance Offshore LLC	Renaissance Offshore LLC (100% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	$16,702	Fieldwood Energy LLC	Fieldwood Energy LLC (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	$37	EnVen Energy Ventures LLC	EnVen Energy Ventures LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	$—	Apache Corporation	Apache Corporation (100.00% Ownership Interest)

Total			17,188		$167,308

In 2017, royalty income from the sale of oil represented 61% of Tidelands’ total royalty income and royalty income from the sale of natural gas represented 39% of Tidelands’ total royalty income. The production payments and royalty income received by Tidelands are affected by the producing capability of the wells, seasonal fluctuations in demand and changes in the market prices for oil and natural gas.

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors (1)	2017	2016	2015
Renaissance Offshore LLC	90%	69%	60%
Fieldwood Energy LLC	10%	30%	38%
EnVen Energy Ventures, LLC (2)	—%	1%	2%

	100%	100%	100%

(1)

W&T Offshore, Inc. has paid royalties for its 75.00% working interest on Galveston Block 303. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own the remaining 25.00% of the working interest, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. As of May 30, 2012, the lease on Galveston Block 303 was terminated. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 1, 2018, the Trustee has not been able to successfully collect these funds.
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

Simmons Bank

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

Chevron and its assignees are no longer obligated to assign any interest to Tidelands out of any lease that they acquire on any of the Tracts. In addition, pursuant to the Indenture, Tidelands is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Tidelands will continue to be entitled to receive payments on four of the leases acquired by Chevron or its assignees prior to the Acquisition Expiration Date, so long as the leases exist and such leases contain active wells. Once the leases terminate or expire, any overriding royalties payable to Tidelands terminate and Tidelands cannot acquire any additional or replacement royalty interests. For example, one of the original five leases acquired by Chevron or its assignees terminated in May 2012.

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

Tidelands’ quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices, which are subject to market fluctuations, have declined substantially from historic highs and may not return to those highs in the foreseeable future, if ever. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Tidelands’ distributable income, which would cause a decrease in the value of cash distributions to its unitholders and could result in Marine being unable to make a cash distribution to its unitholders in one or more quarters, as well as result in a decrease of the market price of the units. . Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Tidelands’ control. These factors include, but are not limited to:

•	political conditions worldwide, in particular political disruption, terrorist activities, war or other armed conflicts in oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	technological innovation affecting extraction expenses;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as the regulation of natural gas transportation and price controls, can affect oil and natural gas product prices in the long term.

Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Tidelands. For example, Tidelands was unable to make a distribution to unitholders in the second, third and fourth quarters of 2017 because, among other things, the production and price of oil and natural gas remained too suppressed to generate any distributable income. The volatility of oil and gas prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil and natural gas produced from the Royalty Area are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

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

The trading volume of our units has historically been low, partially because our units are only traded on the OTCQB. In addition, our public float has been further limited because approximately 32.6% of our units were owned by Marine Petroleum Trust (“Marine”) as of March 1, 2018. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Tidelands’ royalties are attributable to a limited number of working interest owners. During 2017, Renaissance Offshore LLC and Fieldwood Energy LLC accounted for approximately 90% and 10% of the royalty payments to Tidelands, respectively. Tidelands does not require working interest owners to pledge collateral or otherwise post security for royalty payments. Tidelands has encountered and may at any time in the future encounter collection issues with one or more of the working interest owners, which could result in Tidelands not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce Tidelands’ distributable income to unitholders. For example, since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest on Galveston Block 303, have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making the payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 1, 2018, the Trustee has not been able to successfully collect these funds.

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

The current working interest owners or any transferee may abandon any well or property that is subject to Tidelands’ royalty interest if it believes that the well or property can no longer produce in commercially economic quantities or for any other reason. This would terminate Tidelands’ royalty interest relating to the abandoned well or property.

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

The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity, such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the State of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the Trust if (i) the satisfaction of such liabilities was not contractually limited to the assets of the Trust and (ii) the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.

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

Oil and natural gas operators have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations and environmental protection regulations, including the regulation of hydraulic fracturing. Although Tidelands is unable to predict changes to existing laws and regulations, such changes could significantly impact Tidelands’ royalty interests.

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

The financial statements of Tidelands are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although the modified cash basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Tidelands differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month Tidelands receives it rather than in the month of production, expenses are recorded in the month Tidelands pays them rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

If Tidelands becomes subject to the Texas franchise tax, the Trustee may have to withhold amounts from future distributions to pay the tax liability.

Texas imposes a franchise tax on entities doing business in Texas. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2017 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust because it receives at least 90% of its Federal gross income from certain passive sources and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the Texas franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its own franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas state franchise tax liability.

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

Tidelands did not file any reports during the year ended December 31, 2017 with any U.S. Federal authority or agency with respect to oil and natural gas reserves. Due to the nature of Tidelands’ business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas produced with respect to Tidelands’ overriding royalty interests for each of the last three fiscal years, as well as the average sales price per bbl of oil and mcf of natural gas produced upon which payments to Tidelands are based, is set forth below in the following table:

	Year Ended December 31,
	2017	2016	2015
Net quantities sold:
Oil (bbls)	2,242	4,363	4,460
Natural gas (mcf)	26,458	33,518	43,410
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$45.85	$38.19	$53.47
Natural gas (per mcf) (net of expenses) (1)	$2.44	$1.95	$3.11

(1)	The average sales price is calculated from data provided by the operators of the oil and natural gas leases for which Tidelands has an overriding royalty interest.

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

Productive Properties. Information regarding gross productive oil and natural gas wells and gross leased acres in which Tidelands owns interests as of December 31, 2017 is set forth in the table below:

Gross Productive Wells:
Oil	3
Natural Gas	4

Total Wells	7

Gross Leased Acres:
Productive	17,188
Non-Productive	—

Total Leased Acres	17,188

Information regarding net wells or acres is not included since Tidelands does not own any working interests in oil and natural gas leases.

Present Activities. Tidelands currently receives royalties from oil and natural gas sold from three leases in the Royalty Area.

Tidelands is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Galveston Block 303 Field: The records of the Bureau of Ocean Energy Management, a division of the U.S. government (the “BOEM”), show that production from the wells on this field ceased in November 2011. There were no drilling or work over operations on the lease in 2011, and on February 17, 2012, the BOEM approved the suspension of production on this field due to lack of production. On May 30, 2012, the lease was terminated due to the lack of production from the wells on the lease and Tidelands will no longer receive royalty payments from this lease. Since January 2010, Sterling Energy, Inc. and Barron Petroleum Company, who collectively own 25.00% of the working interest (W&T Offshore, Inc. owns the remaining 75.00% working interest on Galveston Block 303) have not paid royalties to Tidelands pending an agreement on which working interest owner is responsible for making payments. Tidelands has not determined which party is responsible for these payments. Tidelands estimates that the royalties due from Sterling Energy, Inc. and Barron Petroleum Company would have totaled approximately $85,887 for 2010, 2011 and 2012. As of March 1, 2018, the Trustee has not been able to successfully collect these funds.

Sabine Pass Block 13: The records of the BOEM show that there were four active wells in this field during the year ended December 31, 2017. Three of the wells are oil wells and one of the wells is a natural gas well.

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

Item 3. Legal Proceedings

To the Knowledge of the Trustee, neither the Trust nor Tidelands Corporation, nor any of their respective properties, is a party to or subject to any material pending legal proceedings as of the date of the filing of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust is authorized to issue 1,386,525 units of beneficial interest. As of March 1, 2018, 1,386,375 units were held by 182 unitholders of record. The remaining 150 units are reserved to be issued to specific parties if and when they decide to transfer their rights under the 1951 Contract to the Trust. There were no changes in the number of outstanding units of beneficial interest during 2017.

The units of beneficial interest in the Trust trade on the OTCQB and are listed under the symbol “TIRTZ.” There is limited trading in the Trust’s units of beneficial interest. The following table presents information obtained from public Internet sources for 2017 and 2016 as to the high and low sales price for the units and includes distributions to unitholders, by quarter, for the past two years:

	Sales Price (1)		Distributions (Per Unit)
Year Ended December 31,	High	Low
2016
First quarter	$1.22	$0.71	$0.06
Second quarter	1.65	0.85	—
Third quarter	1.44	0.87	—
Fourth quarter	2.70	0.72	0.03
2017
First quarter	$2.95	$1.74	$0.03
Second quarter	2.30	1.40	—
Third quarter	1.88	1.01	—
Fourth quarter	1.36	0.55	—

(1)	Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $16,500 for the distribution paid to holders of record on December 31, 2017. Such distributions have been made, when available, since the third quarter of 1977 and will continue to be made so long as the income from oil and natural gas royalties exceeds administrative costs and reserves for expenses. Tidelands was unable to make a distribution to unitholders in the second, third and fourth quarters of 2017 due to a decrease in the production and price of oil and/or natural gas and the timing of revenue receipts and payment of expenses.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.

Tidelands does not maintain any equity compensation plans.

Tidelands did not repurchase any units of beneficial interest during the fourth quarter of 2017.

While Tidelands’ Annual Report on Form 10-K (excluding exhibits) for the year ended December 31, 2017 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Unit Amounts)
Consolidated Statement of Distributable Income Selected Data:
Income—Oil and natural gas royalties	$170	$232	$374	$717	$663
Expense—General and administrative expenses	$142	$145	$138	$216	$189
Expense—Federal income taxes (refund) of subsidiary	—	$3	$—	$—	$—

Distributable income	$28	$84	$236	$501	$474

Distributable income per unit	$0.02	$0.06	$0.17	$0.36	$0.34

Distributions to unitholders	$45	$121	$321	$493	$573
Distributions per unit	$0.03	$0.09	$0.23	$0.36	$0.41

Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$471	$524	$580	$778	$754
Trust corpus	$471	$488	$525	$609	$601

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

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

Summary Review. In general, Tidelands generally receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in April 2018 will be based upon royalty receipts received in December 2017 and January and February 2018, from natural gas production in September, October and November 2017 and oil production in October, November and December 2017. The distribution to be paid in July 2018 will be based on natural gas production in December 2017, oil and natural gas production in January and February and oil production in March 2018.

Tidelands’ distributable income in 2017 was $27,807, or $0.02 per unit, as compared to $84,302, or $0.06 per unit, in 2016 and $236,070, or $0.17 per unit, in 2015.

Oil and natural gas prices fluctuated during 2017 and 2016, with average oil and natural gas prices realized in 2017 generally above the prices realized in 2016. Recently, average prices for oil and natural gas have increased from the average prices realized in 2017. For example, as of February 26, 2018, the average price quoted on NYMEX for oil had increased to $60.30 per barrel from $45.85 per barrel on September 1, 2017. As of February 26, 2018, natural gas prices were up to $3.12 per mcf from $2.84 per mcf on September 1, 2017.

Year Ended December 31, 2017 Compared to Years Ended December 31, 2016 and 2015. The following table and related discussion and analysis shows the royalty income, the net quantities sold and the average price received for oil and natural gas during 2017, 2016 and 2015.

	For Year Ended December 31,
	2017	2016	2015
Income:
Oil royalties	$102,806	$166,598	$238,468
Natural gas royalties (net of expenses)	64,502	65,401	135,042

	$167,308	$231,999	$373,510
Net production quantities:
Oil (bbls)	2,242	4,363	4,460
Natural gas (mcf)	26,458	33,518	43,410
Average net prices received:
Oil (per bbl)(1)	$45.85	$38.19	$53.47
Natural gas (per mcf) (net of expenses) (1)	$2.44	$1.95	$3.11

(1)	These amounts are net of the transportation costs from offshore leases to onshore receiving points.

Revenue from oil royalties amounted to $102,806 in 2017, a decrease from the $166,598 realized in 2016. The average price realized per bbl of oil increased to $45.85 in 2017 from the $38.19 realized in 2016 due to an increase in the price of oil in the marketplace. In 2017, oil production decreased to 2,242 bbls from the 4,363 bbls produced in 2016 due to wells continuing to mature.

Revenue from oil royalties amounted to $166,598 in 2016, a decrease from the $238,468 realized in 2015. The average price realized per bbl of oil decreased to $38.19 in 2016 from the $53.47 realized in 2015. In 2016, oil production decreased to 4,363 bbls from the 4,460 bbls produced in 2015 due to wells continuing to mature.

Revenue from natural gas royalties, net of expenses, amounted to $64,502 in 2017, a decrease from the $65,401 realized in 2016. In 2017, the average price per mcf of natural gas, net of expenses, increased to $2.44 from the $1.95 realized in 2016 due to an increase in the price of natural gas in the marketplace, while natural gas production decreased to 26,458 mcf from the 33,518 mcf produced in 2016 due to expected maturation of the wells due to wells continuing to mature.

Revenue from natural gas royalties, net of expenses, amounted to $65,401 in 2016, a decrease from the $135,042 realized in 2015. In 2016, the average price per mcf of natural gas decreased to $1.95 from the $3.11 realized in 2015, while natural gas production decreased to 33,518 mcf from the 43,410 mcf produced in 2015 due to wells continuing to mature.

General and administrative expenses were $142,112 in 2017, a decrease from $144,775 for 2016. This decrease is primarily due to decreased costs associated with decreased professional services costs and transfer agent fees offset in part by an increase in printer costs. General and administrative expenses were $144,775 in 2016, an increase from $137,509 for 2015. This increase was primarily due to increased printing costs.

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

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation, under the “Internal Control-Integrated Framework,” the Trustee concluded that Tidelands’ internal control over financial reporting was effective as of December 31, 2017. This Annual Report on Form 10-K does not include an attestation report of Tidelands’ registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Tidelands’ registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Simmons Bank serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and Marine is the only unitholder that is a beneficial owner of more than 10% of the outstanding units. The Trust is not aware of any person that failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during 2017.

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the code of ethics of Simmons Bank, a copy of which will be made available to unitholders without charge, upon request by appointment at Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas 75219.

Committees. The Trust has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.

Item 11. Executive Compensation

The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three years, the Trust paid or accrued fees to the Trustee as set forth below.

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Southwest Bank, former Trustee (2)	2017	$21,000
	2016	$21,000
	2015	$21,125

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

(2)	Southwest Bank served as Trustee until February 20, 2018, the effective time of its merger with Simmons Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of March 1, 2018:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of Beneficial Interest	Marine Petroleum Trust	452,366 units	32.6%
	2911 Turtle Creek Blvd., Ste. 850
	Dallas, Texas 75219
Units of Beneficial Interest	Alexander C. E. Fleiss	71,550 units	5.2%
	1030 Fifth Ave
	New York, New York 10028

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of 2017. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P., independent registered public accounting firm, for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To The Trustee and Unitholders

Tidelands Royalty Trust “B” and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Tidelands Royalty Trust “B” and Subsidiary (the Trust) as of December 31, 2017 and 2016, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2011.

Dallas, Texas

March 29, 2018

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2017 and 2016

Assets
	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$470,948	$523,892
Producing oil and natural gas properties	2	2
Federal income taxes refundable	—	—

Total assets	$470,950	$523,894

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	—	36,228

Total current liabilities	$—	$36,228

Trust corpus—authorized 1,386,525 units of beneficial interest, issued 1,386,375 at nominal value	470,950	487,666

Total liabilities and Trust corpus	$470,950	$523,894

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Years ended December 31,

	2017	2016	2015
Income:
Oil and natural gas royalties	$167,308	$231,999	$373,510
Interest income	2,611	347	69

Total income	$169,919	$232,346	$373,579
Expenses:
General and administrative expenses	$142,112	$144,775	$137,509

Distributable income before Federal income taxes	27,807	87,571	236,070
Federal income taxes of subsidiary	—	3,269	—

Distributable income	$27,807	$84,302	$236,070

Distributable income per unit	$0.02	$0.06	$0.17

Distributions per unit	$0.03	$0.09	$0.23

Units outstanding	1,386,375	1,386,375	1,386,375

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Years ended December 31,

	2017	2016	2015
Trust corpus, beginning of year	$487,666	$524,604	$609,407
Distributable income	27,807	84,302	236,070
Distributions to unitholders	(44,523)	(121,240)	(320,873)

Trust corpus, end of year	$470,950	$487,666	$524,604

See accompanying notes to consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

(a) General

Tidelands Royalty Trust “B” (the “Trust”) was established on June 1, 1954 with a transfer of contract rights to certain properties to the Trust in exchange for units of beneficial interest. The contract rights enable the Trust to receive an interest in any oil, natural gas or other mineral leases obtained by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation and its assignees, in a designated area of the Gulf of Mexico during a 50-year period that expired on April 30, 2001.

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

U.S. Federal income taxes are provided on the income of Tidelands Corporation (which specifically excludes the 95% net profits interest to be retained by and delivered to the Trust) after deducting statutory depletion. There were no significant deferred tax assets or liabilities as of December 31, 2017 and 2016. Tidelands Corporation uses the cash method of reporting for Federal income taxes.

The primary difference between the actual tax expense of Tidelands Corporation and the expected tax expense is due to the fact that only 5% of Tidelands Corporation’s income (i.e., excluding the 95% net profits interest retained by and delivered to the Trust) is subject to U.S. Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and Federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2017, the Trust’s tax years 2014 and thereafter remain subject to examination.

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

Tidelands had cash and cash equivalents of $470,948 and $523,892 at December 31, 2017 and 2016, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market accounts.

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

(i) Significant Royalty Sources

The following table presents the approximate percentage of royalties actually received from each royalty payor for the past three years:

Royalty Payors	2017	2016	2015
Fieldwood Energy LLC	10%	30%	38%
Renaissance Offshore LLC	90%	69%	60%
EnVen Energy Ventures, LLC	—%	1%	2%

	100%	100%	100%

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

(3) TEXAS FRANCHISE TAX

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or that are otherwise doing business, in Texas. Under the Texas franchise tax statute, a 0.75% tax (in certain cases not applicable here, the tax rate is 0.475%) is imposed for reports due in 2018 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, are exempt from the Texas franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity determines on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas franchise tax purposes. The Trust is not a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b ). In addition, the Trustee believes that all or substantially all of the Trust’s income currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2017.

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND NATURAL GAS RESERVES (UNAUDITED)

Oil and natural gas reserve information relating to the Trust’s royalty interests is not presented because such information is not available to the Trust without unreasonable effort or expense. The Trust’s share of oil and natural gas produced for its royalty interests was as follows:

	For the Year Ended December 31,
	2017	2016	2015
Net production quantities:
Oil (bbls)	2,242	4,363	4,460
Natural gas (mcf)	26,458	33,518	43,410

(5) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended December 31, 2017 and 2016 is unaudited; however, in the opinion of the Trustee, all adjustments necessary to present a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Distributable Income (Loss)	Distributable Income (Loss) Per Unit
Quarter ended:
March 31, 2016	$82,201	$58,909	$0.04
June 30, 2016	35,738	(34,323)	(0.02)
September 30, 2016	51,876	30,978	0.02
December 31, 2016	62,184	28,738	0.02

	$231,999	$84,302	$0.06

Quarter ended:
March 31, 2017	$47,374	$29,805	$0.02
June 30, 2017	52,572	(7,877)	(0.01)
September 30, 2017	28,090	483	—
December 31, 2017	39,272	5,396	0.01

	$167,308	$27,807	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized.

Tidelands Royalty Trust “B”
Date: March 29, 2018	(Registrant)

By: Simmons Bank (in its capacity as Corporate Trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise)

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	CAPACITIES	DATE
Simmons Bank	Corporate Trustee	March 29, 2018

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The Registrant has no directors or executive officers).