Form 10-Q
period 2018-03-31
TIDELANDS ROYALTY TRUST B
filed 2018-05-15
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-08677

Tidelands Royalty Trust “B”

(Exact name of registrant as specified in its charter)

Texas	75-6007863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o The Corporate Trustee:

Simmons Bank

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2018, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of March 31, 2018 and December 31, 2017

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$491,126	$470,948
Oil, natural gas and other mineral properties	2	2

Total assets	$491,128	$470,950

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$172	$—
Federal income taxes payable	—	—

Total current liabilities	$172	$—

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$490,956	$470,950

	$491,128	$470,950

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018		2017
Income:
Oil and natural gas royalties	$33,885		$47,374
Interest income	1,062		479

Total income	$34,947		$47,853
Expenses:
General and administrative	$14,769		$17,165

Distributable income before Federal income taxes	20,178		30,688
Federal income taxes of subsidiary	$—		$883

Distributable income	$20,178		$29,805

Distributable income per unit	$0.01		$0.02

Distributions per unit	$0.00	(1)	$0.03

Units outstanding	1,386,375		1,386,375

(1)	The cash distribution to the holders of the Trust’s units of beneficial interest as of March 31, 2018 is $0.000124 per unit. We are reporting distributions per unit of $0.00 due to rounding.

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Trust corpus, beginning of period	$470,950	$487,666
Distributable income	20,178	29,805
Distributions to unitholders	(172)	(44,523)

Trust corpus, end of period	$490,956	$472,948

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Tidelands Royalty Trust “B” (the “Trust”) and Tidelands Royalty “B” Corporation, its wholly owned subsidiary (“Tidelands Corporation,” and collectively with the Trust, “Tidelands”). The financial statements are condensed and consolidated and should be read in conjunction with Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017. The financial statements included herein are unaudited, but in the opinion of Simmons Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which includes the provision of the new revenue recognition standard in ASU 2014-09.

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. There was $16,500 estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2018. Such payments are to be made within 15 days after the record date.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Tidelands Royalty Trust “B” (the “Trust”) is a royalty trust that was created on June 1, 1954 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on April 30, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to interests in certain oil, natural gas or other mineral leases formerly owned by Gulf Oil Corporation (“Gulf”) in a designated area of the Gulf of Mexico. These rights are evidenced by a contract between the Trust’s predecessors and Gulf dated April 30, 1951 (the “1951 Contract”), which is binding upon the assignees of Gulf. As a result of various transactions that have occurred since 1951, the rights to interests that were subject to the 1951 Contract now are held by Chevron U.S.A., Inc. (“Chevron”), which is a subsidiary of Chevron Corporation, and its assignees. The Trust holds title to interests in properties subject to the 1951 Contract that are situated offshore of Texas.

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

The Indenture (and Tidelands Corporation’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Tidelands Corporation is a taxable entity that pays U.S. federal income taxes and state franchise taxes. However, Tidelands Corporation’s income specifically excludes 95% of the oil and natural gas royalties collected by Tidelands Corporation, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

As of May 1, 2018, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of May 1, 2018, all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

Area	Block	Lease Number	Gross Acres	Royalty Interest	Working Interest Owner(s)
Sabine Pass	13	3959	3,438	4.1662%	Renaissance Offshore LLC (100% Ownership Interest)
West Cameron	165	758	5,000	4.1662%	Fieldwood Energy LLC (100.00% Ownership Interest)
West Cameron	291	4397	5,000	4.1662%	Apache Corporation (100.00% Ownership Interest)
West Cameron	225	900	3,750	1.0416%	EnVen Energy Ventures LLC (68.00% Ownership Interest); Mariner Energy Resources, Inc. (32.00% Ownership Interest)

Total			17,188

Based on the latest public records reviewed by Tidelands, there are seven active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from approximately four years to sixteen years. Information on each of the seven wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	003	Gas	July 2012

The number of active wells did not change from March 31, 2017 to March 31, 2018.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2018. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended March 31, 2018, Tidelands realized approximately 76% of its royalty income from the sale of oil and approximately 24% of its royalty income from the sale of natural gas. During the three months ended March 31, 2017, Tidelands realized approximately 60% of its royalty income from the sale of oil and approximately 40% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended March 31, 2018 decreased to $0.01 from $0.02 for the same period in 2017. Distributions per unit amounted to $0.000124 for the three months ended March 31, 2018, down from $0.03 for the comparable period in 2017. During the three months ended March 31, 2018, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

			Distributable
			Income
	Net Production Quantities		(Loss) per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
December 31, 2016	1,031	7,291	$0.02	$0.03
March 31, 2017	642	9,511	$0.02	$0.03
June 30, 2017	658	7,302	$(0.01)	$—
September 30, 2017	375	4,170	$—	$—
December 31, 2017	567	5,475	$—	$—
March 31, 2018	530	3,153	$0.01	$0.00	(1)

(1)	The cash distribution to the holders of the Trust’s units of beneficial interest as of March 31, 2018 is $0.000124 per unit. We are reporting distributions per unit of $0.00 due to rounding.

Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Income from oil and natural gas royalties decreased to $33,885 during the three months ended March 31, 2018 from $47,374 realized for the comparable period in 2017. The decrease was primarily due to a decrease in the production of oil and natural gas, offset in part by increases in the price of oil and natural gas.

Distributable income decreased to $20,178 for the three months ended March 31, 2018 compared to distributable income of $29,805 for the comparable period in 2017.

Income from oil royalties decreased to $25,694 for the three months ended March 31, 2018 from $27,131 realized for the comparable period in 2017 primarily due to a decrease in the production of oil, offset in part by an increase in the price of oil. The volume of oil sold in the three months ended March 31, 2018 decreased to 530 bbls from 642 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $48.48 per bbl for the three months ended March 31, 2018 from $44.26 per bbl realized for the comparable period in 2017.

Income from natural gas royalties decreased to $8,191 (net of expenses) for the three months ended March 31, 2018 from $20,243 realized for the comparable period in 2017, primarily due to a decrease in natural gas production, offset in part by an increase in the price of natural gas. The volume of natural gas sold in the three months ended March 31, 2018 decreased to 3,153 mcf from 9,511 mcf realized for the comparable period in 2017, and the average price realized for natural gas increased to $2.60 per mcf from $1.99 per mcf realized for the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Oil
Bbls sold	530	642
Average price	$48.48	$44.26
Natural gas
Mcf sold	3,153	9,511
Average price (net of expenses)	$2.60	$1.99

General and administrative expenses decreased to $14,769 for the three months ended March 31, 2018 from $17,165 for the comparable period in 2017, primarily due to the timing of payments related to transfer agent fees and investor relations costs.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Tidelands’ future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Tidelands’ financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Tidelands’ ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Tidelands’ interests. Additional risks are set forth in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017. Events may occur in the future that Tidelands is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Tidelands does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tidelands did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Tidelands’ market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Simmons Bank, as Trustee of the Trust, is responsible for establishing and maintaining Tidelands’ disclosure controls and procedures. Tidelands’ disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Tidelands in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Tidelands’ Annual Report filed on Form 10-K for the year ended December  31, 2017.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS ROYALTY TRUST “B”
Simmons Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise
May 15, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President