Form 10-Q
period 2018-06-30
TIDELANDS ROYALTY TRUST B
filed 2018-08-14
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of August 14, 2018, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of June 30, 2018 and December 31, 2017

ASSETS
	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$467,460	$470,948
Oil, natural gas and other mineral properties	2	2

Total assets	$467,462	$470,950

LIABILITIES AND TRUST CORPUS

Current liabilities:
Income distributable to unitholders	$1,682	$—
Federal income taxes payable	—	—

Total current liabilities	$1,682	$—

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$465,780	$470,950

	$467,462	$470,950

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Oil and natural gas royalties	$22,696	$52,572	$56,581	$99,946
Interest income	1,688	632	2,750	1,111

Total income	$24,384	$53,204	$59,331	$101,057

Expenses:
General and administrative	$49,560	$61,081	$64,329	$78,246

Distributable income (loss) before Federal income taxes	(25,176)	(7,877)	(4,998)	22,811
Federal income taxes of subsidiary	—	—	—	883

Distributable income (loss)	$(25,176)	$(7,877)	$(4,998)	$21,928

Distributable income (loss) per unit	$(0.02)	$(0.01)	$—	$0.02

Distributions per unit	$—	$—	$—	$0.03

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Trust corpus, beginning of period	$470,950	$487,666
Distributable income	(4,998)	21,928
Distributions to unitholders	(172)	(44,523)

Trust corpus, end of period	$465,780	$465,071

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. There was $16,500 and $33,000 estimated reserve for future expenses deducted from calculated distributable income for the three and six months ended June 30, 2018, respectively. Such payments are to be made within 15 days after the record date.

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

The Leases

As of August 1, 2018, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of August 1, 2018, all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

Based on the latest public records reviewed by Tidelands, there are seven active oil or natural gas wells that had production during the past 12 months on leases that are subject to Tidelands’ overriding royalty interest based on the records of the Bureau of Ocean Energy, Management, Regulation and Enforcement, a division of the U.S. government. The wells vary in age from approximately four years to fifteen years. Information on each of the seven wells is presented in the following table:

Location	Well	Type	First Produced
West Cameron Block 165	A001A	Gas	September 2002
West Cameron Block 165	A006	Gas	August 2004
West Cameron Block 165	A007	Gas	March 2012
Sabine Pass Block 13	A001	Oil	October 2008
Sabine Pass Block 13	A005	Gas	December 2008
Sabine Pass Block 13	A006	Gas	February 2009
West Cameron Block 291	003	Gas	July 2012

The number of active wells did not change from June 30, 2017 to June 30, 2018.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months and six months ended June 30, 2018. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended June 30, 2018, Tidelands realized approximately 79% of its royalty income from the sale of oil and approximately 21% of its royalty income from the sale of natural gas. During the six months ended June 30, 2017, Tidelands realized approximately 61% of its royalty income from the sale of oil and approximately 39% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income (loss) per unit for the six months ended June 30, 2018 decreased to $0.00 from $0.02 for the same period in 2017. Distributions per unit amounted to $0.00 for the six months ended June 30, 2018, down from $0.03 for the same period in 2017. During the six months ended June 30, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distributions to unitholders.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

			Distributable Income
	Net Production Quantities		(Loss) per	Distributions
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Unit	per Unit
March 31, 2017	642	9,511	$0.02	$0.03
June 30, 2017	658	7,302	$(0.01)	$—
September 30, 2017	375	4,170	$—	$—
December 31, 2017	567	5,475	$—	$—
March 31, 2018	530	3,153	$0.01	$0.00	(1)
June 30, 2018	322	1,405	$(0.02)	$—

(1)	The cash distribution to the holders of the Trust’s units of beneficial interest as of March 31, 2018 was $0.000124 per unit. The table above reports distributions per unit of $0.00 due to rounding.

Results of Operations – Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Income from oil and natural gas royalties decreased to $22,696 during the three months ended June 30, 2018 from $52,572 realized for the comparable period in 2017. The decrease was primarily due to a decrease in the production of oil and the production and price of natural gas, offset in part by an increase in the price of oil.

Distributable income decreased to a loss of $25,176 for the three months ended June 30, 2018 compared to distributable loss of $7,877 for the comparable period in 2017. As a result, after the payment of expenses, there were no funds available for distribution on June 30, 2018 to the unitholders of record as of June 30, 2018.

Income from oil royalties decreased to $18,898 for the three months ended June 30, 2018 from $32,086 realized for the comparable period in 2017 primarily due to a decrease in the production of oil, offset in part by an increase in the price of oil. The volume of oil sold in the three months ended June 30, 2018 decreased to 322 bbls from 658 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $58.69 per bbl for the three months ended June 30, 2018 from $48.73 per bbl realized for the comparable period in 2017.

Income from natural gas royalties decreased to $3,798 (net of expenses) for the three months ended June 30, 2018 from $20,486 realized for the comparable period in 2017, primarily due to decreases in natural gas production and prices. The volume of natural gas sold in the three months ended June 30, 2018 decreased to 1,405 mcf from 7,302 mcf realized for the comparable period in 2017, and the average price realized for natural gas decreased to $2.70 per mcf from $2.80 per mcf realized for the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Oil
Bbls sold	322	658
Average price	$58.69	$48.73
Natural gas
Mcf sold	1,405	7,302
Average price (net of expenses)	$2.70	$2.80

General and administrative expenses decreased to $49,560 for the three months ended June 30, 2018 from $61,081 for the comparable period in 2017, primarily due to the timing of payments related to professional services and printing fees.

Results of Operations – Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Income from oil and natural gas royalties decreased to $56,581 during the six months ended June 30, 2018 from $99,946 realized for the comparable period in 2017. The decrease was primarily due to a decrease in the production of oil and natural gas that was partially offset by the increases in the price of oil and natural gas.

Distributable loss of $4,998 was incurred for the six months ended June 30, 2018 compared to distributable income of $21,928 for the comparable period in 2017.

Income from oil royalties decreased to $44,593 for the six months ended June 30, 2018 from $60,497 realized for the comparable period in 2017, primarily due to a decrease in the production of oil, offset in part by an increase in the price of oil. The volume of oil sold in the six months ended June 30, 2018 decreased to 852 bbls from 1,300 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $52.34 per bbl for the six months ended June 30, 2018 from $46.53 per bbl realized for the comparable period in 2017.

Income from natural gas royalties decreased to $11,988 (net of expenses) for the six months ended June 30, 2018 from $39,449 realized for the comparable period in 2017, primarily due to a decrease in the production of natural gas, offset in part by an increase in the price of natural gas. The volume of natural gas sold in the six months ended June 30, 2018 decreased to 4,558 mcf from 16,813 mcf realized for the comparable period in 2017, and the average price realized for natural gas increased to $2.63 per mcf from $2.40 per mcf realized for the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Oil
Bbls sold	852	1,300
Average price	$52.34	$46.53
Natural gas
Mcf sold	4,558	16,813
Average price	$2.63	$2.40

General and administrative expenses decreased to $64,329 for the six months ended June 30, 2018 from $78,246 for the comparable period in 2017 primarily due to the timing of payments of, and a reduction in, professional services and printing fees.

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

As of June 30, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Simmons Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

August 14, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President