Form 10-Q
period 2018-09-30
TIDELANDS ROYALTY TRUST B
filed 2018-11-06
CIK 276077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

        (Mark One)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑    No☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Yes ☐    No ☑

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 6, 2018, Tidelands Royalty Trust “B” had 1,386,375 units of beneficial interest outstanding.

TIDELANDS ROYALTY TRUST “B”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND TRUST CORPUS

As of September 30, 2018 and December 31, 2017

ASSETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Current assets:

Cash and cash equivalents	$458,891	$470,948
Oil, natural gas and other mineral properties	2	2

Total assets	$458,893	$470,950

LIABILITIES AND TRUST CORPUS
Current liabilities:

Income distributable to unitholders	$1,682	$—
Federal income taxes payable	—	—

Total current liabilities	$1,682	$—

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$457,211	$470,950

	$458,893	$470,950

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Oil and natural gas royalties	$27,278	$28,090	$83,860	$128,036
Interest and dividend income	1,813	621	4,562	1,732

Total income	$29,091	$28,711	$88,422	$129,768

Expenses:
General and administrative	$37,661	$28,228	$101,990	$106,474

Distributable income (loss) before Federal income taxes	(8,570)	483	(13,568)	23,294
Federal income taxes of subsidiary	—	—	—	883

Distributable income (loss)	$(8,570)	$483	$(13,568)	$22,411

Distributable income (loss) per unit	$(0.01)	$0.00	$(0.01)	$0.02

Distributions per unit	$—	$—	$—	$0.03

Units outstanding	1,386,375	1,386,375	1,386,375	1,386,375

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Trust corpus, beginning of period	$470,950	$487,666
Distributable income	(13,567)	22,411
Distributions to unitholders	(172)	(44,523)

Trust corpus, end of period	$457,211	$465,554

See the accompanying notes to condensed consolidated financial statements.

TIDELANDS ROYALTY TRUST “B” AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Note 3. Distributable Income

The Trust’s Indenture, as amended (the “Indenture”), provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. There was $11,500 and $44,500 total estimated reserve for future expenses deducted from calculated distributable income (loss) for the three and nine months ended September 30, 2018, respectively. Such payments are to be made within 15 days after the record date.

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

The Leases

As of November 6, 2018, Tidelands had an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico in the Sabine Pass and West Cameron areas. As of November 6, 2018, all four of Tidelands’ assigned leases contained active wells. Production ceased on West Cameron Block 225 in July 2012 but went back on stream in September 2013. Tidelands’ overriding royalty interest on three of the four leases is 4.1662%. On the fourth lease, the overriding royalty interest is 1.0416%. The overriding royalty interest on the fourth lease is lower because Chevron only acquired a 25% working interest in the lease. These leases and related overriding royalty interests are identified in the table below:

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

The number of active wells did not change from September 30, 2017 to September 30, 2018.

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

Tidelands did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2018. Please see Tidelands’ Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

Since the Trust financial statements are prepared on a modified-cash basis, most accounting pronouncements are not applicable to the Trust. No new accounting pronouncements have been adopted or issued that would have a significant impact on Tidelands’ financial statement.

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for these goods or services. The Trust has adopted this standards update, as required, beginning with the first quarter of fiscal year 2018. The adoption of this standard has not had a significant impact on its financial statements due to the modified-cash basis of reporting used by the Trust.

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

Summary of Operating Results

During the nine months ended September 30, 2018, Tidelands realized approximately 83% of its royalty income from the sale of oil and approximately 17% of its royalty income from the sale of natural gas. During the nine months ended September 30, 2017, Tidelands realized approximately 61% of its royalty income from the sale of oil and approximately 39% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended September 30, 2018 decreased to a loss of $0.01 from distributable income of $0.02 for the same period in 2017. Distributions per unit amounted to $0.00 for the nine months September 30, 2018, down from $0.03 for the comparable period in 2017.

The following table presents the net production quantities of oil and natural gas and distributable income per unit and distributions per unit for the last six quarters.

			Distributable Income (Loss) per	Distributions per Unit
Quarter Ended	Net Production Quantities
	Oil (bbls)	Natural Gas (mcf)	Unit
June 30, 2017	658	7,302	$ (0.01)	$ —
September 30, 2017	375	4,170	$ —	$ —
December 31, 2017	567	5,475	$ —	$ —
March 31, 2018	530	3,153	$ 0.01	$ 0.00(1)
June 30, 2018	322	1,405	$ (0.01)	$ —
September 30, 2018	405	1,114	$ (0.01)	$ —

(1)	The cash distribution to the holders of the Trust’s units of beneficial interest as of March 31, 2018 was $0.000124 per unit. The table above reports distributions per unit of $0.00 due to rounding.

Results of Operations – Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Income from oil and natural gas royalties decreased to $27,278 during the three months ended September 30, 2018 from $28,090 realized for the comparable period in 2017. The decrease was primarily due to a decrease in the production and price of natural gas, offset in part by an increase in the price and production of oil.

Distributable income decreased to a loss of $8,570 for the three months ended September 30, 2018 compared to distributable income of $483 for the comparable period in 2017. As a result, after the payment of expenses, there were no funds available for distribution on October 12, 2018 to the unitholders of record as of September 28, 2018.

Income from oil royalties increased to $24,807 for the three months ended September 30, 2018 from $17,542 realized for the comparable period in 2017, primarily due to an increase in the price and production of oil. The volume of oil sold in the three months ended September 30, 2018 increased to 405 bbls from 375 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $61.33 per bbl for the three months ended September 30, 2018 from $46.86 per bbl realized for the comparable period in 2017.

Income from natural gas royalties decreased to $2,471 (net of expenses) for the three months ended September 30, 2018 from $10,548 realized for the comparable period in 2017, primarily due to a decrease in the production and price of natural gas. The volume of natural gas sold in the three months ended September 30, 2018 decreased to 1,114 mcf from 4,170 mcf realized for the comparable period in 2017, and the average price realized for natural gas decreased to $2.22 per mcf from $2.53 per mcf realized for the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Oil
Bbls sold	405	375
Average price	$61.33	$46.86
Natural gas
Mcf sold	1,114	4,170
Average price	$2.22	$2.53

General and administrative expenses increased to $37,661 for the three months ended September 30, 2018 from $28,228 for the comparable period in 2017 primarily due to the timing of payments related to professional services and printing fees.

Results of Operations – Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Income from oil and natural gas royalties decreased to $83,860 during the nine months ended September 30, 2018 from $128,036 realized for the comparable period in 2017. The decrease was primarily due to a decrease in the production of oil and natural gas, offset in part by an increase in the price of oil and natural gas.

Distributable income decreased to a loss of $13,568 for the nine months ended September 30, 2018 compared to distributable income of $22,411 for the comparable period in 2017.

Income from oil royalties decreased to $69,369 for the nine months ended September 30, 2018 from $78,055 realized for the comparable period in 2017, primarily due to a decrease in the production of oil offset in part by an increase in the price of oil. The volume of oil sold in the nine months ended September 30, 2018 decreased to 1,256 bbls from 1,675 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $55.23 per bbl for the nine months ended September 30, 2018 from $46.60 per bbl realized for the comparable period in 2017.

Income from natural gas royalties decreased to $14,491 (net of expenses) for the nine months ended September 30, 2018 from $49,981 realized for the comparable period in 2017, primarily due to decrease in the production of natural gas offset in part by an increase in the price of natural gas. The volume of natural gas sold in the nine months ended September 30, 2018 decreased to 5,672 mcf from 20,983 mcf realized for the comparable period in 2017, and the average price realized for natural gas increased to $2.55 per mcf from $2.38 per mcf realized for the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Oil
Bbls sold	1,256	1,675
Average price	$55.23	$46.60
Natural gas
Mcf sold	5,672	20,983
Average price	$2.55	$2.38

General and administrative expenses decreased to $101,990 for the nine months ended September 30, 2018 from $106,474 for the comparable period in 2017 primarily due to the timing of payments, and a reduction in, printing costs and professional services, offset in part by an increase in transfer agent fees.

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

As of September 30, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Tidelands’ disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Tidelands’ disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Tidelands’ internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Tidelands’ internal control over financial reporting.

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

TIDELANDS ROYALTY TRUST “B”

Simmons Bank, trustee of Tidelands Royalty Trust “B” and not in its individual capacity or otherwise

November 6, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President